Form 10QSB
period 2000-06-30
HOLOGRAPHIC SYSTEMS INC
filed 2000-08-14
CIK 1114977

HOLOGRAPHIC SYSTEMS, INC.
             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

     Commission File number: 0-30689

                    HOLOGRAPHIC SYSTEMS, INC.
        (Exact name of registrant as specified in charter)

         Nevada                             84-0989940
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization)

4685 S. Highland Dr., Suite 202, Salt Lake City, UT    84117
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  801-274-1011

                     Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [X]   No [ ]          (2)  Yes [X]    No [  ]


             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 186,964 shares of common stock

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange
Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [X]
Documents incorporated by reference: None


                  PART I - FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

    The accompanying balance sheets of Holographic Systems, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period January 1, 2000 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period January 1, 2000 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


                    HOLOGRAPHIC SYSTEMS, INC.
                  ( Development Stage Company )
                          BALANCE SHEETS
                June 30, 2000 and December 31, 1999
                                   June 30,      Dec 31,
                                    2000          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                            $    -         $   483
                                  --------       --------
     Total Current Assets         $    -         $   483
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES               $    -         $ 2,000
                                   -------       --------
   Total Current Liabilities           -           2,000
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       100,000,000 shares authorized,
       at $.001 par value; 186,964
      issued and outstanding on
      June 30; 136,864 on
      December 31                     187            137
  Capital in excess of par value   793,821        791,204

  Deficit accumulated during
    development stage             (794,008)      (792,858)
                                  --------       --------
   Total Stockholders'
     Equity (Deficiency)          $     -        $ (1,517)
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY           $     -        $    483
                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                         HOLOGRAPHIC SYSTEMS, INC.
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended June 30, 2000 & 1999
      and the Period January 1, 2000 (Date of Inception of Development
                         Stage) to June 30, 2000

                           Three Months         Six Months     Jan 1, 2000
                        Jun 30,    Jun 30,  Jun 30,  Jun 30,      to
                          2000       1999     2000     1999    Jun 30, 2000
                        --------   --------  -------  -------  -----------

REVENUE                 $     -    $18,560   $     -  $37,120    $     -

EXPENSES                      -     19,098     1,150   38,196      1,150
                         ------     ------    ------   ------     ------
NET LOSS                $     -    $  (538)  $(1,150) $(1,076)   $(1,150)
                         ======     ======   =======   ======     ======

NET LOSS PER COMMON
 SHARE
   Basic                $     -    $     -   $ (0.01) $ (0.01)

AVERAGE OUTSTANDING
 SHARES
   Basic                186,964    136,864   186,964  136,964
                        -------    -------   -------  -------


The accompanying notes are an integral part of these financial statements.


                         Holographic Systems, Inc.
                       ( Development Stage Company )
                    STATEMENT OF CASH FLOWS (Unaudited)
           For the Six Month Periods Ended June 30, 2000 & 1999
                                                       Jan 1, 2000
                                 Jun 30,    Jun 30,    to Jun 30,
                                   2000       1999        2000
                                  -------    -------   -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                        $(1,150)   $(1,076)     $(1,150)

Adjustments to reconcile
net loss to net cash provided
by operating activities:

   Changes in accounts payable    (2,000)     1,076       (2,000)

   Issuance of capital stock
    and contributions to
    capital - expenses             2,667          -        2,667
                                  ------      -----        -----
   Net Cash Used in Operations      (483)         -         (483)
                                  ------      -----        -----
CASH FLOWS FROM INVESTING
ACTIVITIES                             -          -            -
                                  ------      -----        -----
CASH FLOWS FROM FINANCING
ACTIVITIES                             -          -            -
                                  ------      -----        -----
 Net Increase (Decrease)
   in Cash                          (483)         -         (483)

 Cash at Beginning of Period         483          -          483
                                  ------      -----        ------
 Cash at End of Period           $     -     $    -        $   -
                                  ======      =====        ======
NON CASH FLOWS FROM OPERATING
ACTIVITIES
 Issuance of 50,000 common
   shares for services                                     $1,000
                                                            -----
 Contributions to capital -
   expenses - related party                                 1,495
                                                            -----

The accompanying notes are an integral part of these financial statements.

                        HOLOGRAPHIC SYSTEMS ,  INC.
                       NOTES TO FINANCIAL STATEMENTS
==========================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the State of Colorado on May 16, 1985 with the name of "Mountain Ashe, Inc." with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the was name changed to "Holographic Systems, Inc." and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001.

On February 7, 2000 the Company completed a reverse common stock split of one share for 20 outstanding shares. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company has been in the business of marketing PC computers and accessories and during 1999 ceased operations.

After 1999 the Company is considered to be a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes

At June 30, 2000 the Company had a net operating loss carry forward of $794,008. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2001 through 2021.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

There can be no assurance that they will be successful in this effort.


                    ITEM 2.   PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity and Capital Resources

The Company will need additional working capital to to finance its planned activity.

Results of Operations

The Company has had no operations during this reporting period.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the Six month period ended June 30, 2000 (Exhibit ref. No. 27).

                               SIGNATURES

 In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Holographic Systems, Inc.


Date: August 14, 2000          By /s/ Justeene Blankenship
                               ----------------------
                              Justeene Blankenship, President