Form 10QSB
period 2000-09-30
HOLOGRAPHIC SYSTEMS INC
filed 2000-11-14
CIK 1114977

HOLOGRAPHIC SYSTEMS, INC.
             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 186,964 shares of common stock

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

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying balance sheets of Holographic Systems, Inc. (a development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period January 1, 2000 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period January 1, 2000 to September 30, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


                      HOLOGRAPHIC SYSTEMS, INC.
                    ( Development Stage Company )
                            BALANCE SHEETS
               September 30, 2000 and December 31, 1999
                                   Sept 30,      Dec 31,
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
STOCKHOLDERS' EQUITY
      Common stock
       100,000,000 shares authorized,
       at $.001 par value; 186,964
       issued and outstanding on
       September 30; 136,864 on
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

                         HOLOGRAPHIC SYSTEMS, INC.
                       ( Development Stage Company )
                         STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended September 30, 2000 & 1999
      and the Period January 1, 2000 (Date of Inception of Development
                       Stage) to September 30, 2000

                           Three Months        Nine Months     Jan 1, 2000
                         Sep 30,    Sep 30,  Sep 30,  Sep 30,      to
                          2000       1999     2000     1999    Sep 30, 2000
                        --------   --------  -------  -------  -----------

REVENUE                 $     -    $17,240   $     -  $54,360    $     -

EXPENSES                      -     18,969     1,150   57,165      1,150
                         ------     ------    ------   ------     ------
NET LOSS                $     -    $(1,729)  $(1,150) $(2,805)   $(1,150)
                         ======     ======   =======   ======     ======

NET LOSS PER COMMON
 SHARE
   Basic                $     -    $     -   $ (0.01) $ (0.01)

AVERAGE OUTSTANDING
 SHARES
   Basic                186,964    136,864   186,964  136,964
                        -------    -------   -------  -------


The accompanying notes are an integral part of these financial statements.


                         Holographic Systems, Inc.
                       ( Development Stage Company )
                    STATEMENT OF CASH FLOWS (Unaudited)
            For the Nine Months Ended September 30, 2000 & 1999
            and the Period January 1, 2000 to September 30, 2000
                (Date of Inception of Development Stage)
                                                       Jan 1, 2000
                                  Sep 30,    Sep 30,    to Sep 30,
                                   2000       1999        2000
                                  -------    -------   -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

  Net loss                       $(1,150)   $(2,805)     $(1,150)

Adjustments to reconcile
net loss to net cash provided
by operating activities:

   Changes in accounts payable    (2,000)     2,805       (2,000)
   Issuance of capital stock
    and contributions to
    capital - expenses             2,667          -        2,667
                                  ------      -----        -----
   Net Cash Used in Operations      (483)         -         (483)
                                  ------      -----        -----
CASH FLOWS FROM INVESTING
ACTIVITIES                             -          -            -
                                  ------      -----        -----
CASH FLOWS FROM FINANCING
ACTIVITIES                             -          -            -
                                  ------      -----        -----
Net Increase (Decrease)
   in Cash                          (483)         -         (483)
  Cash at Beginning of Period        483          -          483
                                  ------      -----        ------
  Cash at End of Period           $    -      $   -        $   -
                                  ======      =====        ======
NON CASH FLOWS FROM OPERATING
ACTIVITIES
 Issuance of 50,000 common
   shares for services                                     $1,000
                                                            -----
 Contributions to capital -
   expenses - related party                                 1,495
                                                            -----

The accompanying notes are an integral part of these financial statements.


                        HOLOGRAPHIC SYSTEMS ,  INC.
                       NOTES TO FINANCIAL STATEMENTS
=======================================================================
1.    ORGANIZATION

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

Income Taxes

At September 30, 2000 the Company had a net operating loss carry forward of $794,008. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2001 through 2021.

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


ITEM 2.   PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Part II - Other Information

Item 1.   Legal Proceedings

None; not applicable.

Item 2.  Changes in Securities.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibit No.    Description
 EX-27         Financial Data Schedule

  No other exhibits were filed on Form 8-K.


                             SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Holographic Systems, Inc.

Date: November 14, 2000     By /s/ Justeene Blankenship
                               ----------------------
                              Justeene Blankenship, President