Form 10KSB
period 2000-12-31
HOLOGRAPHIC SYSTEMS INC
filed 2001-04-18
CIK 1114977

EMISSION CONTROL DEVICES, INC.
          (Formerly known as Holographic Systems, Inc.)
             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-KSB


(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to


                     Commission File number: 0-30689

                      EMISSION CONTROL DEVICES, INC.
               (Formerly known as Holographic Systems, Inc.)
            (Exact name of registrant as specified in charter)

         Nevada                             84-0989940
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization)

8632 Wilkinson Blvd., Charlotte, NC                   28214
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: 704-392-9190

                   Holographic Systems, Inc.
       4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84116
(Former name, address and fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  X       No              (2) Yes   X      No
         ----        ----                 ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 2000  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of April 17, 2001, there were 1,286,964 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 15, 2001, of $1.062 per share, the market value of shares held by nonaffiliates would be $1,366,756. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

                         None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          Common Voting Stock
                            April 17, 2001
                              11,486,964

                           Preferred Stock
                           April 17, 2001
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------
     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------
History - The Company was incorporated under the laws of the State of Colorado on May 16, 1985 with the name of "Mountain Ashe, Inc." with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the was name changed to "Holographic Systems, Inc." and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001. On December 31, 2000 the Company acquired all of the issued and outstanding stock of Emission Control Devices, Inc., a North Carolina corporation in exchange for 10,000,000 shares of its authorized but unissued common stock. On January 22, 2001 the Company changed its name to Emission Control Devices, Inc. as a part of the acquisition.

On February 7, 2000 the Company completed a reverse common stock split of one share for 20 outstanding shares.

The Company had been in the business of marketing PC computers and accessories and during 1997 ceased operations.

CURRENT BUSINESS
----------------
     The Company holds various licenses and assignments from Unlimited Technologies International, Inc. covering U.S. Patent Nos. 5,419,123 and 5,410,871 covering a wide range of application for Emission Control Devices ("ECD") for the automobile and engines, marine engines, motorcycle engines, industrial fork lift trucks and industrial boiler applications for the utility and other industries. The Company's emission control device technology uses only trace amounts of precious metals as opposed to a traditional catalytic converter, which uses 1/2 to 1 oz of Palladium and/or Platinum, metals that currently sell for $800/oz and $600/oz respectively. The Company also employs a patented technology that electrically stimulates and reduces the pollutants passing through the emission control device. This technology results in a lower cost and more efficient emission control device. The Company's emission control devices will operate with fuels other than gasoline. In addition, they have an operative life exceeding today's catalytic converters. The Company has produced a prototype, which has been tested by the Company as well as by several international automobile manufacturers, forklift manufacturers and small engine manufacturers, and has entered into preliminary discussions with these manufacturers for the production of its emission control device to be installed on these manufacturers' engines. The Company is now seeking to form an alliance with a manufacturing facility that can meet potential sales orders.

     The Company is currently negotiating with several domestic and foreign automobile manufacturers and their OEM (original equipment manufacturers) suppliers for licenses which could cover several hundred thousand units. The manufacture of the ECD units will be handled by the OEM suppliers and not ECD. In automobile applications, the ECD unit replaces the catalytic converter and offers several significant pollution and cost advantages. The ECD unit has passed the California Air Resources Board and the European Economic Union's most stringent qualification tests. Two of the foreign automobile manufacturing companies with which the Company is in negotiations have not imported cars into the United States for over a decade because of pollution control standards. The Company is currently in negotiations with one Australian and one Canadian firm for licenses of the Company's technology for refuse burning boilers and utility boilers. The company is currently working with the US Coast Guard on several prototype
units for the recreational boat engine   primarily two-cycle engines   a
domestic market exceeding 1,000,000 units per year. Finally, the Company is negotiating with the world's largest manufacturer of chainsaws who is currently testing a prototype unit for that application.

Existing licenses are in place for motorcycles (Vision Cycles) and Industrial Fork Lifts (South Industrial Equipment d/b/a/ Envirolift). The Envirolift license is currently being expanded to cover OEM's of Forklifts in addition to retrofits and is expected to generate sales of approximately 300 units per month and revenues to the Company of in excess of $30,000 per month. The domestic Forklift market exceeds 100,000 units per year, with the retrofit market significantly higher.

COMPETITION
-----------
The pollution control industry in general and the emission control industry for internal combustion engines is extremely large with competitors with far greater resources than the Company. Because of its proprietary technology, the Company feels that it can compete effectively as it has demonstrated in niche markets such as Forklifts, to the largest
market of all   automobiles   by licensing its technology directly to the
manufacturers themselves or to their OEM suppliers.

     The Company will also face indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. Currently, those technologies have shortcomings in range of operation, reliability, and availability of the technology and fuels at reasonable price points. The Company believes that alternative power will not rival the internal combustion engine in the near to medium-term future. In addition, the Company believes that it may face resistance in OEM acceptance of a new technology, particularly since conventional converters have been the norm in the industry for the last 30 years. The Company will also be required to overcome long-standing contractual and other obligations and relationships between catalytic converter suppliers and the large automotive and engine manufacturers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION
------------------------------------------------------------------
     The Company has two licenses that have been assigned to the Company, which give the Company certain rights to revenues from the operations of Unlimited Technologies International, Inc. Copies of these licenses are found in the appendix to this 10KSB.

REGULATION
----------
          Regulation of polluting emitting products and industries is worldwide and the Company faces various regulations depending on application or country. With the well publicized "greenhouse" effect and "global warming," increased regulation is almost assured, which in the Company's opinion will bode well for its technology.

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT
ACTIVITIES
-----------------------------------------------------------------------
None; not applicable.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
-----------------------------------------------------------
     The Company has no employees, other than the officers of the Company, who do not receive compensation at this time. Each of the officers is employed full-time by Unlimited Technologies International, Inc., and they have each agreed to share their time between the two companies. Unlimited Technologies International, Inc. does not bill, and there are no plans for it to bill, the Company for the time that the officers devote their time to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is located at 8632 Wilkinson Blvd., Charlotte, NC 28214, which is also the location of Unlimited Technologies International, Inc., which has a lease at this location for 3000 square feet of office and manufacturing space. The Company is not a party to this lease, and it is allowed to use the space without rent or fees.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to shareholder consent of a majority of the issued and outstanding shares on February 7, 2000, the domicile of the Company was changed from Colorado to Nevada and the Company's common stock was reverse split on a one for 20 basis.

On January 22, 2001 a majority of the shareholders ratified the Board of Directors decision to acquire Emission Control Devices, Inc., a North Carolina corporation, which was effective December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------
     During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 15, 2001, of $1.062 per share, the market value of shares held by nonaffiliates would be $1,366,756. There are no preferred shares authorized.

     The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "EMCD".

Set forth below are the high and low bid prices for the Company's
Common Stock for the period February 2000 to present.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------
1998 (No trading activity)
1999 (No trading activity)

March 2000                    $0.001            $0.001
June 2000                     $0.001            $0.001
September 2000                $0.001            $0.001
December 2000                 $5.000            $0.001

March 2001                    $5.000            $1.062

HOLDERS
-------
     The number of record holders of the Company's common stock as of April 17, 2001, was 119; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

DIVIDENDS
---------
     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL
-------
     The Company is a development stage company. Prior to January 2001, the Company had no material operations, and there are accordingly no meaningful comparisons with operating results from prior periods.

THE ECD ACQUISITION
-------------------
     On December 31, 2000, the Company acquired 100% of the common shares of Emission Control Devices, Inc. ("ECD"), a North Carolina corporation, by issuing 10,000 common shares. The Company then changed its name to Emission Control Devices, Inc., on January 22, 2001. The Company has been issued a license by the U.S. patent holder of the emission control device technology. The Company acquired Emission Control Devices in order to obtain the licenses and develop the technology into a commercial product.

     For reporting purposes, the acquisition is treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. The historical operating information prior to December 31, 2000 is that of the subsidiary. The only asset owned by the subsidiary is a license agreement described below, therefore, no value was recognized from the acquisition.

     From inception through December 31, 2000, the Company expended approximately $2,753 in professional fees and expenses. Those fees included legal fees (including general corporate, securities and intellectual property counsel); audit fees; and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
YEAR ENDED DECEMBER 31, 2000

     The Company's license with Envirolift is currently being expanded to cover OEM's of Forklifts in addition to retrofits and is expected to generate sales of approximately 300 units per month and revenues to the Company of in excess of $30,000 per month. With this income, the Company expects to have sufficient funds to meet its cash requirements until a manufacturing partner is found and sales are finalized with additional engine manufacturers. The Company believes that this will occur on or before the end of 2001, but there is no assurance that such sales will not be delayed, or that such sales will ever be attained.

     The Company has depleted its current cash resources, and does not presently have the funds to fully develop its technology and sustain the Company until its operating cash flow is positive. Therefore if the Environlift sales do not come to fruition, or if a manufacturing partner is not found, the Company will likely be required to seek external financing, which may include the issuance of additional debt or equity securities.

     If the Company is unable to secure the required financing, the Company may be forced to cease operations.

ITEM 7.  FINANCIAL STATEMENTS.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY FOR THE PERIOD ENDED DECEMBER 31, 2000

AUDITED FINANCIAL STATEMENTS OF EMISSION CONTROL DEVICES, INC. (North Carolina) FOR THE PERIOD NOVEMBER 9, 2000 THROUGH DECEMBER 31, 2000
---------------------------------------------------------------------
     The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------
     None; not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------
     The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2000 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age                  Position and background
------------                  -----------------------

Each of the following officers and directors were elected effective January 23, 2001:

Russell A. Masters, 37   President and Director

                         Mr. Masters is the President of Unlimited
                         Technologies International, Inc., a company engaged in research, development, manufacturing and sales of emission control devices for automobiles and other applications.

Anette Roak, 34          Vice President and Director

                         Since 1993 Ms. Roark has been the Executive Vice President for Unlimited Technologies
                         International, Inc.  She attended Gardner Webb
                         University.

Carolyn Perry, 34          Secretary, Treasurer and Director

                           Ms. Perry has been in the accounting industry for the past twenty years, most recently as the accountant for Unlimited Technologies
                           International, Inc., since 1996. She attended Old Dominion University in Norfolk, Virginia.


The following officer and director served as the sole officer and director until resigning January 23, 2001:

Justeene Blankenship, 42     Sole Officer and Director

                      Ms. Blankenship is Chief Financial Officer of Pacific Management Services, Inc., a mergers and acquisitions company, with over fifteen years of experience working with the financial side of publicly-traded corporations, including directing accountants and attorneys. She has had a diverse background working with computer hardware, mortgage banking and real estate industries and has had extensive experience in Initial Public Offerings and assisting with reverse mergers. Early in her career, Ms. Blankenship ran Blankenship & Associates, an accounting firm whose main focus was small companies.

TERM OF OFFICE
--------------
The term of office of the current directors shall continue until new directors are elected or appointed.

FAMILY RELATIONSHIPS
--------------------
None of the present officer and directors have any family relationship between one another.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------
During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Russell A. Masters, President of the Company, owns approximately 52% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. Star Fish Foundation, a shareholder which owns approximately 24% of the Company's issued and outstanding shares has not filed a Form 3 or Form
5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------
On November 2, 2000 the Company issued 200,000 shares of its common stock to a previous officer for services rendered and payment of expenses, valued at $200.

No current or prior officer or director has received any other remuneration or compensation from the Company in the past three years, nor has any member of the Company's management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item.

COMPENSATION OF DIRECTORS
-------------------------
     There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT
-----------------------------------------------------------
     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------
    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

Russell A. Masters          6,000,000                52.23 %

Star Fish Foundation        2,800,000                24.38%

Unlimited Technologies
  International, Inc.       1,000,000(1)              8.71%

(1) Russell A. Masters is President of Unlimited Technologies
International, Inc.


SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------
     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name                       Direct        Indirect        % of Class
----------------      --------------  -------------    ----------

Russell A. Masters      6,000,000      1,000,000         52.23 %
-----------------------------------------------------------------
All directors and
executives officers
as a group              6,000,000      1,000,000         52.23 %
===================     =========      =========         =====


CHANGES IN CONTROL
------------------
       The Company changed its officers and directors pursuant to the Agreement and Plan of Exchange dated December 31, 2000 of which a copy has been attached to this Form 10-KSB as Exhibit number EX-2.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------
    None; not applicable

CERTAIN BUSINESS RELATIONSHIPS
------------------------------
       The Company has two licenses that have been assigned to the Company, which give the Company certain rights to revenues from the operations of Unlimited Technologies International, Inc. (UTI). In addition, the Company shares office space with UTI and its officers and directors hold position with UTI.

INDEBTEDNESS OF MANAGEMENT
--------------------------
       None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE
----------------------------------
None; not applicable.

REPORTS ON FORM 8-K
-------------------
   No report have been filed on Form 8-K.

EXHIBITS
--------

NO.         DESCRIPTION
---       --------------------
EX-2        AGREEMENT AND PLAN OF REORGANIZATION

EX-3(i)     AMENDMENT TO ARTICLES OF INCORPORATION - NEVADA

EX-3(i)     ARTICLES OF INCORPORATION - NORTH CAROLINA

EX-10       LICENSING AGREEMENTS



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEAVENLY HOT DOGS, INC.


Date: April 17, 2001      By /s/ Russell A. Masters
                           --------------------------------
                           Russell A. Masters, President

Date: April 17, 2001      By /s/ Anette Roak
                           --------------------------------
                           Anette Roak, Vice President

Date: April 17, 2001      By /s/ Carolyn Perry
                           --------------------------------
                           Carolyn Perry, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Date: April 17, 2001  /s/ Russell A. Masters
                                ---------------------------------------
                                Russell A. Masters, Director


          Date: April 17, 2001  /s/ Carolyn Perry
                                ---------------------------------------
                                Carolyn Perry, Director

          Date: April 17, 2001  /s/ Anette Roak
                                ---------------------------------------
                                Anette Roak, Director







    EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
            [A Development Stage Company]

                 FINANCIAL STATEMENTS

                  DECEMBER 31, 2000



[Letterhead]

Board of Directors
Emission Control Devices, Inc. and Subsidiary
Salt Lake City, Utah

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Emission Control Devices, Inc. and subsidiary (development stage company) at December 31, 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period January 1, 1997 (date of inception of development stage) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not examine the financial statements of Emission Control Devices, Inc. (a North Carolina corporation), a consolidated subsidiary. Those statements were examined by other auditors whose reports have been furnished to us, and in our opinion expressed herein, insofar as it relates to the amounts included for Emission Control Devices, Inc., is based solely on the reports of the other auditors.

In our opinion, based on our examinations and the reports of the other auditors referred to above, the accompanying consolidated financial statements present, in all material respects, the financial position of Emission Control Devices, Inc. and subsidiary at December 31, 2000 and the results of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and the period January 1, 1997 to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson, Anderson & Strong

Salt Lake City, Utah
March 31, 2001


             EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                   ( Development Stage Company )
                   CONSOLIDATED BALANCE SHEETS
                        December 31, 2000
========================================================================

               ASSETS

               CURRENT ASSETS

                  Cash                                         $  947
                                                              -------
                    Total Current Assets                          947
                                                              =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

               CURRENT LIABILITIES

                 Accounts payable                             $ 2,700
                                                              -------
                   Total Current Liabilities                    2,700
                                                              -------
               STOCKHOLDERS' EQUITY

                 Common stock
                    100,000,000 shares authorized,
                    at $.001 par value; 11,486,964
                    issued and outstanding on                 11,487

                 Capital in excess of par value -
                   deficiency - Note 3                       (10,487)

                 Deficit accumulated during
                   development stage - Note 3                 (2,753)
                                                             -------
                  Total Stockholders' (Deficiency)          $ (1,753)
                                                             --------
                                                             $   947
                                                             ========


The accompanying notes are an integral part of these financial statements.



                  EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                         ( Development Stage Company )
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Period November 9, 2000 (date of inception) to December 31, 2000
                                  (Note 3)
 ==========================================================================



               REVENUE                                              $     -

               EXPENSES                                               2,753
                                                                     ------
               NET LOSS                                             $(2,753)
                                                                     ======

               NET LOSS PER COMMON SHARE
                  Basic                                             $ (0.01)
                                                                     ------
               AVERAGE OUTSTANDING SHARES
                  Basic                                              320,297
                                                                     -------



The accompanying notes are an integral part of these financial statements.


             EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                      (Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - PARENT
 For the Period January 1, 1997 (date of inception of development stage)
                      to December 31, 1999
  ==========================================================================

                                                Capital in
                              Common Stock      Excess of   Accumulated
                          Shares      Amount    Par Value     Deficit
                          ------      ------    ----------  -----------
Balance
January 1, 1997            136,964    $ 137     $ 791,204   $ (245,458)

Net operating loss
for the year ended
December 31, 1997 -
parent                          -        -            -      (543,271)

Net operating loss
for the year ended
December 31, 1998 -
parent                          -        -            -        (1,975)

                          -------     ----      -------       -------
Balance
December 31, 1998         136,964      137      791,204      (790,704)

Contributions
to capital -
settlement of debt -
related parties                 -        -      151,865             -

Net operating loss
for year ended
December 31, 1999 -
parent                          -        -            -      (154,019)
                          -------     ----      -------       -------
Balance
December 31, 1999         136,964      137      943,069    $ (944,723)

Issuance of
common stock for
services at $.02 -
January 25, 2000           50,000       50          950             -

Issuance of
common stock for
services at $.001 -
November 2000             800,000      800            -             -

Contribution to
capital- expenses -
related parties                 -        -        3,057             -

Net operating loss
for year ended
December 31, 2000 -
parent                          -        -            -        (3,340)

Issuance of common
stock for all
outstanding stock
of Emission Control
Devices, Inc. -
December 31, 2000 -
Note 3                 10,500,000   10,500     (957,563)      948,063

Net operating loss
for the period
November 9, 2000
to December 31,
2000 - subsidiary -
Note 3                          -        -            -        (2,753)
                       ----------   ------      -------        ------
Balance
December 31, 2000      11,486,964  $11,487     $(10,487)      $(2,753)
                       ==========   ======      =======        ======


The accompanying notes are an integral part of these financial statements.



                 EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                        ( Development Stage Company )
                      CONSOLIDATED STATEMENT OF CASH FLOWS
 For the Period November 9, 2000 (date of inception) to December 31, 2000
                                (Note 3)
  ========================================================================
  CASH FLOWS FROM
   OPERATING ACTIVITIES

       Net loss                                              $(2,753)

       Adjustments to reconcile
       net loss to net cash provided
       by operating activities:

       Changes in accounts payable                             2,700
                                                               -----
       Net Cash Used in Operations                               (53)
                                                               -----
   CASH FLOWS FROM INVESTING
    ACTIVITIES                                                     -
                                                               -----
   CASH FLOWS FROM FINANCING
    ACTIVITIES

      Proceeds from issuance of
       common capital stock                                    1,000
                                                               -----
      Net Increase (Decrease) in Cash                            947

      Cash at Beginning of Period                                  -
                                                               -----
      Cash at End of Period                                    $ 947
                                                               =====


The accompanying notes are an integral part of these financial statements.



              EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS
 ==========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Colorado on May 16, 1985 with the name of "Mountain Ashe, Inc." with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the was name changed to "Holographic Systems, Inc." and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001. On January 22, 2001 the Company changed its name to Emission Control Devices, Inc. as a part of the acquisition of all of the outstanding stock of Emission Control Devices, Inc. (a North Carolina corporation). Note 3

On February 7, 2000 the Company completed a reverse common stock split of one share for 20 outstanding shares. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company had been in the business of marketing PC computers and accessories and during 1997 ceased operations.

After 1996 the Company is considered to be a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 2000 the Company had a net operating loss carry forward of $2,753. The income tax benefit of $826 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of common shares actually outstanding, after stock splits.

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

Principals of Consolidation

The consolidated financial statements shown in this report exclude the historical operating information of the parent before December 31, 2000, and include the operating information of the subsidiary from its inception.

All intercompany transactions have been eliminated.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF ALL OUTSTANDING STOCK OF EMISSION CONTROL DEVICES, INC.

On December 31, 2000 the Company (parent) completed the acquisition of all the outstanding stock of Emission Control Devices, Inc. (subsidiary), by a stock for stock exchange in which the stockholders of the subsidiary received 10,000,000 shares of the parent representing 91% of the outstanding stock of the parent. For reporting purposes, the acquisition is treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. The historical operating information prior to December 31, 2000 is that of the subsidiary. The only asset owned by the subsidiary is a license agreement described below, therefore, no value was recognized from the acquisition.

The subsidiary was organized in the state of North Carolina on November 9, 2000 for the purpose of developing and marketing an exclusive licensing agreement, obtained from a related party, covering an emission control device.

4.  GOING CONCERN

The Company will need additional working capital to service its debt and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.

5. RELATED PARTY TRANSACTIONS

Related parties have acquired 67% of the outstanding common capital stock.





                       --------
             AUDITED FINANCIAL STATEMENTS

           Emission Control Devices, Inc.

                  December 31, 2000
                       --------





     CONTENTS
 ===============================================================
 INDEPENDENT AUDITOR'S REPORT..................................1

 BALANCE SHEET
 ASSETS, LIABILITIES AND STOCKHOLDER'S DEFICIT.................2

 STATEMENT OF OPERATIONS ................................ .....3

 STATEMENT OF STOCKHOLDER'S DEFICIT ...........................4

 STATEMENT OF CASH FLOWS.......................................5

 NOTES TO FINANCIAL STATEMENTS................................6-8
 ================================================================




[Letterhead]

                     Bongiovanni & Associates, C.P.A.'s
                         19425-G Liverpool Parkway
                      Cornelius, North Carolina 28031

                       Business     (704) 904-2390
                       Facsimile    (704) 948-6677
                       Email: mikebongiovanni@msn.com

To the Board of Directors
Emission Control Devices, Inc.
8632 Wilkinson Boulevard
Charlotte, N.C. 28208

We have audited the accompanying balance sheet of Emission Control
Devices, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholder's deficit, and cash flows for the period from November 9, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emission Control Devices, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from November 9, 2000 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has not generated revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Bongiovanni, CPA

Michael J. Bongiovanni, C.P.A.
Cornelius, North Carolina

January 25, 2001



                     BALANCE SHEET
            Emission Control Devices, Inc.
            (A Development Stage Company)
                  December 31, 2000


                             ASSETS


        CURRENT ASSETS
         Cash and Cash Equivalents                          $   947
                                                            -------
                  TOTAL CURRENT ASSETS                          947
                                                            -------
                         TOTAL ASSETS                       $   947
                                                            =======

              LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES
        Accounts Payable - Trade                           $ 1,000
                                                           -------
                 TOTAL CURRENT LIABILITIES                   1,000
                                                           -------
       LONG-TERM DEBT

       STOCKHOLDER'S DEFICIT
        Common Stock (no par value, 100,000 shares
         authorized; 100,000 issued and outstanding
         at December 31, 2000                                   -
        Additional Paid in Capital                          1,000
        Retained Deficit                                   (1,053)
                                                            -----
                TOTAL STOCKHOLDER'S DEFICIT                   (53)
                                                           ------
          TOTAL LIABILITIES AND
          STOCKHOLDER'S DEFICIT                           $   947
                                                           ======



See notes to audited financial statements and auditor's report.



               STATEMENT OF OPERATIONS
            Emission Control Devices, Inc.
            (A Development Stage Company)
For the Period from November 9, 2000 (date of inception) through
                  December 31, 2000


               REVENUE

                 Net Sales                             $        -
                                                        ---------
                     GROSS PROFIT                               -

               OPERATING EXPENSES

                 Professional Fees                     $    1,000
                 Bank Charges                                  53
                                                        ---------
                     TOTAL EXPENSES                         1,053
                                                        ---------
                            NET LOSS                    $  (1,053)

                          Retained Earnings,
                               Beginning of Period             -0-
                                                        ---------
                                          Retained Deficit,
                              End of Period             $  (1,053)
                                                        =========


See notes to audited financial statements and auditor's report.



         STATEMENT OF STOCKHOLDER'S  EQUITY
            Emission Control Devices, Inc.
            (A Development Stage Company)
For the Period from November 9, 2000 (date of inception) through
                  December 31, 2000



                               Common   Common   Additional
                               Shares   Stock     Paid-in     Retained
                              (000's)     $      Capital      Deficit
                             --------  ------   ----------   --------
Balances, November 9, 2000         -   $ -0-     $  -0-      $  -0-

Initial Capital Contribution       1       -        1,000          -

Net loss for period                -       -            -    $(1,053)
                             -------   ------     -------     ------
Balances, December 31, 2000        1   $   -     $  1,000    $(1,053)
                             =======   ======     =======     ======



See notes to audited financial statements and auditor's report.




              STATEMENT OF CASH FLOWS
            Emission Control Devices, Inc.
            (A Development Stage Company)
For the Period from November 9, 2000 (date of inception) through
                  December 31, 2000



               CASH FLOWS FROM OPERATING ACTIVITIES:

                 Net Loss                                       $  (1,053)
                 Adjustments to reconcile net loss
                 to net cash used in operating activities:
                        Accounts payable - trade                    1,000
                                                                    ------
                            NET CASH USED IN
                            OPERATING ACTIVITIES                      (53)

               CASH FLOWS FROM FINANCING ACTIVITIES:

                 Proceeds from initial capital contribution     $   1,000
                                                                    -----

                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                    1,000
                                                                    -----
                            NET INCREASE IN CASH
                            AND CASH EQUIVALENTS                $     947
                                                                    -----
               Cash and cash equivalents, beginning of period   $       -
                                                                    -----
                            CASH AND CASH EQUIVALENTS,
                            END OF PERIOD                       $     947
                                                                    =====



See notes to audited financial statements and auditor's report.



           NOTES TO  FINANCIAL STATEMENTS
            Emission Control Devices, Inc.
            (A Development Stage Company)
For the Period from November 9, 2000 (date of inception) through
                  December 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Proposed Business Activity - Emission Control Devices, Inc. (the Company) was organized under the laws of the State of North Carolina on November 9, 2000. The Company is a development stage company and has not yet commenced operations.

Emission Control Devices, Inc., plans to distribute emission control devices to customers across the world.

Inherent in the Company's business are various risks and uncertainties, including its limited operating history, recent development of technology and unproved acceptance and effectiveness of technology, unproven business model, risks associated with technological change, and the limited history of the Company. The Company's success may depend in part upon prospective product development efforts, and the acceptance of the Company's products by the marketplace.

Basis of Presentation - The financial statements included herein include the accounts of the Emission Control Devices, Inc. prepared under the accrual basis of accounting.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired assets.

Revenue Recognition - Revenue is recognized when products are shipped or fees are earned.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Income Taxes - The Company, with the consent of their shareholders, has applied with the Internal Revenue Service to be taxed under the sections of the federal and state income tax laws that provide which, in lieu of corporation income taxes, the shareholders will separately account for their proportionate share of the Company's items of income, deductions, losses and credits. Therefore, these financial statements do not include any provision for corporate federal or state income taxes.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, which is effective for fiscal years beginning after June 15, 1999, establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 does not have an impact on its financial statements because the Company does not currently hold any derivative instruments.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted this SOP but the adoption of the SOP does not yet have any impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The
SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5, however, the adoption of SOP 98-5 does not yet have any impact on the Company's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of December 31, 1999. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and does not have any impact on the Company.

NOTE C   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant losses from operations and other circumstances and has yet to commence its primary business, which has placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on obtaining new capital and developing a market for the Company's products. There can be no assurance that these plans will enable the Company to continue its operations in its present form.

NOTE D   RELATED PARTY TRANSACTIONS

On November 27, 2000, the Company entered an exclusive licensing agreement with a company related through family members. The related company owns manufacturing, marketing rights inventions, and know-how directed to emission control devices and controls all rights, title and interest in and to the payments pertaining to such inventions. This related party granted an exclusive and nontransferable right and license to the Company (licensee), of the aforementioned inventions and patents. The license expires upon expiration of the patents. In the event an initial license fee is paid to the licensee by the sublicensee, the related company shall receive twenty-five (25%) of that fee. During the term of the agreement, in consideration for the rights granted by the related company, the related company will receive a license fee of ten (10%) of the net revenues generated by the licensee, as defined by generally accepted accounting principles and shall not include sales, use, ad valorem or other taxes, duties or other governmental exactions that may be levied in connection with the sale or manufacture of the emission control devices.