Form 10QSB
period 2001-06-30
EMISSION CONTROL DEVICES INC
filed 2001-08-14
CIK 1114977

EMISSION CONTROL DEVICES, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2001

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as os the last practicable date.

       Class               Outstanding as of June 30, 2001
   Common Stock, $0.001             11,486,964

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




                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Emission Control Devices, Inc. (a development stage company) at June 30, 2001 and December 31, 2000, and the statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the period from January 1, 1997 to June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000, and the period from January 1, 1997 to June 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

               EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                       ( Development Stage Company )
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                        June 30,    December 31,
                                          2001          2000
                                         -------       -------

                      ASSETS
CURRENT ASSETS
      Current Assets                        $   471       $     947
                                        --------       --------
      Total Current Assets                   471            947
                                        --------       --------
                                        $   471        $   947
                                        ========       ========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                      $     -        $ 2,700
                                         -------       --------
        Total Current Liabilities                  -          2,700
                                         -------       --------
STOCKHOLDERS' (DEFICIT)
      Common stock
       100,000,000 shares authorized,
       $.001 par value, 11,486,964
       shares issued and
       outstanding                        11,487        11,487
  Capital in excess of par value          (9,487)      (12,187)
  Retained earnings (deficit) accumulated
    During the development stage          (1,529)       (1,053)
                                         --------      --------
        Total Stockholders' (Deficit)        $    471      $ (1,753)
                                         --------      --------
                                        $    471      $    947
                                        ========       ========



The accompanying notes are an integral part of these unaudited condensed financial statements.

            EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                   (Development Stage Company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                       Cumulative from
                                                        the Re-entering of
                        Three Months     Six Months   Development Stage
                           Ended            Ended         on November 9
                         June 30,         June 30,      2000 through
                        ------------     -------------     June 30,
                       2001     2000    2001      2000       2001
                      ------   ------  ------    ------  ---------------

REVENUE               $    -   $    -  $ 1,089   $    -     $ 1,089
                       -----    -----   ------    -----      ------

EXPENSES:
     General and
    administrative    1,543         -    1,565    1,150       2,618
                      -----     -----    -----    -----      ------
      Total Expenses  1,543         -    1,565    1,150       2,618
                      -----     -----    -----    -----      ------
INCOME (LOSS)
  FROM OPERATIONS   $(1,543)   $    -   $ (476) $(1,150)    $(1,529)
                    =======    ======   =======  ======     =======


NET LOSS PER COMMON SHARE
   Basic            $     -    $    -   $    -   $    -
                    -------    ------   ------   ------
AVERAGE OUTSTANDING SHARES
   Basic             11,487    11,487   11,487   11,487
(stated in 1000's)  -------    ------   ------   ------




The accompanying notes are an integral part of these unaudited condensed financial statements.

             EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                    (Development Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                        Cumulative from
                                                       the Re-entering of
                                                       Development Stage
                                 For the Six Months    on November 9,
                                   Ended June 30,       2000 through
                                   -------------------      June 30,
                                   2001        2000          2001
                                   -------     -------   -----------------
Cash Flows From
 Operating Activities:

     Net income (loss)                  $ (476)   $(1,150)      $ (1,529)
     Adjustments to
  reconcile net
  loss to net cash
  used by operating
  activities:
         Changes in accounts payable          -     (2,000)             -
     Issuance of capital stock
      for expenses                        -      2,667              -
                                    -------    -------         ------
          Net Cash (Used)
        by Operating Activities        (476)      (483)        (1,529)
                                    -------    -------         ------
Cash Flows From
  Investing Activities                    -          -              -
       Net Cash (Used)              -------    -------         ------
        by Investing Activities           -          -              -
                                    -------    -------         ------
Cash Flows From
  Financing Activities
   Proceeds from issuance of
    common capital stock                  -          -          2,000
          Net Cash (Used)              -------    -------         ------
        by Financing Activities           -          -          2,000
                                    -------    -------         ------
Net Increase in Cash                   (476)      (483)           471

Cash at Beginning of Period             947        483              -
                                    -------    -------         ------
Cash at End of Period               $   471    $     -         $  471
                                    =======    =======         ======

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                       $     -    $     -         $    -
       Income taxes                   $     -    $     -         $    -



The accompanying notes are an integral part of these unaudited condensed financial statements.

              EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS
==========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Colorado on May 16, 1985 with the name of "Mountain Ashe, Inc." with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the name was changed to "Holographic Systems, Inc." and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001. On January 22, 2001 the Company changed its name to Emission Control Devices, Inc. as a part of the acquisition of all of the outstanding stock of Emission Control Devices, Inc. (a North Carolina corporation). Note 3

On February 7, 2000 the Company completed a reverse common stock split of one share for 20 outstanding shares. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

After 1996 the Company is considered to be a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At June 30, 2001 the Company had a net operating loss carry forward of $1,529. The income tax benefit of $459 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022.

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATION

Plan of Operation

We hold two licenses that have been assigned from Unlimited Technologies International, Inc. covering motorcycle emission control devices and industrial forklift emission control devices. At this time, the license covering industrial fork lifts (South Industrial Equipment d/b/a/ Envirolift) is the only license resulting in sales, and this license is currently being expanded to cover OEM's of forklifts in addition to retrofits, and is expected to generate sales of approximately 300 units per month and revenues in excess of $30,000 per month. To date, however, the sales that have been generated pursuant to the fork lift application have been booked by Unlimited Technologies International, Inc., a private company, with which we share office and manufacturing space, as well as employees. We are presently working to transition operations and sales from the private company to our public company. We originally expected this process to take up to six months. However, we presently anticipate that this process will not be completed until the end of the year. Until that time, our sales, as indicated in the attached financial statements, will be negligible. Conversely, our expenses will continue to be negligible as well, as Unlimited Technologies International, Inc. is presently solely responsible for all expenses of operations.

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

Results of Operations

During the period from January 1, 2001 through June 30, 2001, we have engaged in no significant operations other than maintaining our reporting status and booking isolated, limited revenues from one of our license agreements. For the current year, we anticipate incurring a loss as a result of legal and accounting expenses, and the expenses associated with the transition from Unlimited Technologies International, Inc.

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

                               Emission Control Devices, Inc.


Date:   August 14, 2001        By /s/ Russell A. Masters
                               ----------------------
                               Russell A. Masters, President