Form 10QSB
period 2001-09-30
EMISSION CONTROL DEVICES INC
filed 2001-11-14
CIK 1114977

EMISSION CONTROL DEVICES, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 0-30689

EMISSION CONTROL DEVICES, INC.

(Exact name of registrant as specified in charter)
Nevada	84-0989940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8612 Wilkinson Blvd., Charlotte. NC 28214

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 704-392-4188

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of September 30, 2001

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Emission Control Devices, Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the period from January 1, 1997 to September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000, and the period from January 1, 1997 to September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
( Development Stage Company )
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2001	2000
	-------	-------
ASSETS
CURRENT ASSETS
Current Assets
Cash	$ 38	$ 947
Notes Receivable - shareholder	400	-
	--------	--------
Total Current Assets	438	947
	--------	--------
	$ 438	$ 947
	========	========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 2,700
	-------	--------
Total Current Liabilities	-	2,700
	-------	--------
STOCKHOLDERS' (DEFICIT)
Common stock
100,000,000 shares authorized, $.001 par value, 11,486,964 shares issued and outstanding	11,487	11,487
Capital in excess of par value	(9,487)	(12,187)
Retained earnings (deficit) accumulated during the development stage	(1,562)	(1,053)
	--------	--------
Total Stockholders' (Deficit)	$ 438	$ (1,753)
	--------	--------
	$ 438	$ 947
	========	========

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Cumulative from the Re-entering of Development Stage on November 9, 2000 through September 30, 2001
REVENUE	$ -	$ -	$ 1,089	$ -	$ 1,089
	--------	------------	---------	---------	----------
EXPENSES:
General and administrative	33	-	1,598	1,150	2,651
	---------	-----------	----------	---------	-----------
Total Expenses	33	-	1,598	1,150	2,651
	---------	-----------	----------	---------	----------
INCOME (LOSS) FROM OPERATIONS	$(33)	$ -	$ (509)	$(1,150)	$(1,562)
	=======	======	=======	======	=======
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
	----------	-----------	------------	----------
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	11,487	11,487	11,487	11,487
	---------	----------	-----------	---------

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000	Cumulative from the Re-entering of Development Stage on November 9, 2000 through September 30, 2001
Cash Flows From Operating Activities:
Net income (loss)	$ (509)	$(1,150)	$ (1,562)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in accounts payable	-	(2,000)	-
Issuance of capital stock for expenses	-	2,667	-
Note receivable - shareholder	(400)	-	(400)
	-----------	------------	----------
Net Cash (Used) by Operating Activities	(909)	(483)	(1,962)
	-----------	------------	----------
Cash Flows From Investing Activities	-	-	-
	-----------	------------	-----------
Net Cash (Used) by Investing Activities	-	-	-
	-----------	------------	-----------
Cash Flows From Financing Activities
Proceeds from issuance of common capital stock	-	-	2,000
	-----------	------------	----------
Net Cash (Used) by Financing Activities	-	-	2,000
	-----------	-----------	----------
Net Increase in Cash	(909)	(483)	38
Cash at Beginning of Period	947	483	-
	---------	---------	---------
Cash at End of Period	$ 38	$ -	$ 38
	=======	=======	======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

Income Taxes

At September 30, 2001 the Company had a net operating loss carry forward of $1,562. The income tax benefit of $468 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022.

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

Results of Operations

During the period from January 1, 2001 through September 30, 2001, we have engaged in no significant operations other than maintaining our reporting status and booking isolated, limited revenues from one of our license agreements. For the current year, we anticipate incurring a loss as a result of legal and accounting expenses, and the expenses associated with the transition from Unlimited Technologies International, Inc.

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

Emission Control Devices, Inc.

Date: November 14, 2001 By /s/ Russell A Masters

------------------------------------

Russell A. Masters, President