Form 10KSB
period 2001-12-31
EMISSION CONTROL DEVICES INC
filed 2002-05-14
CIK 1114977

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 0-30689

EMISSION CONTROL DEVICES, INC.

(Exact name of registrant as specified in charter)

Nevada	84-0989940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr., Suite 202

Salt Lake City, UT 84117

(Address of principal executive offices)

Issuer's telephone number, including area code: 801-274-1011

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X ] No [ ] (2) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 $1,089

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of May 13, 2002, there were 1,286,964 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The OTC Bulletin Board for the Company's Common Stock on February 4, 2002, of $1.01 per share, the market value of shares held by nonaffiliates would be $1,299,834. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
Common Voting Stock	Preferred Stock
May 13, 2001	May 13, 2001
11,486,964	0 (None authorized)

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format Yes [ ] No [X]

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

History - The Company was incorporated under the laws of the State of Colorado on May 16, 1985 with the name of "Mountain Ashe, Inc." with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the was name changed to "Holographic Systems, Inc." The Company had been in the business of marketing PC computers and accessories and during 1997 ceased operations. On February 7, 2000 the Company changed its domicile to the state of Nevada in connection with a change in par value to $0.001. On February 7, 2000 the Company completed a reverse common stock split of one share for 20 outstanding shares. On December 31, 2000 the Company acquired all of the issued and outstanding stock of Emission Control Devices, Inc., a North Carolina corporation in exchange for 10,000,000 shares of its authorized but unissued common stock. On January 22, 2001 the Company changed its name to Emission Control Devices, Inc. as a part of the acquisition.

The Company acquired Emission Control Devices in order to obtain licenses and develop the technology relating to motorcycle emission control devices and industrial forklift emission devices. The licenses were assigned from Unlimited Technologies International, Inc. The license covering industrial forklifts (South Industrial Equipment d/b/a Envirolift) was the only license resulting in any sales. To date, however, the sales that have been generated pursuant to the forklift application have been booked by Unlimited Technologies International, Inc., a private company, with which the Company shared office and manufacturing space, as well as employees. The Company intended to transition operations and sales from Unlimited Technologies International, Inc. to the Company, but this did not occur. As a result, the Company ceased operations in the emissions devices industry in March 2002.

At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

Sources of Opportunities - It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria - The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start-up" or new company. The Company may acquire a business opportunity in various stages of its operation.

In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition - Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures - As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

None; not applicable

COMPETITION

The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

None; not applicable

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

None; due to nonpeformance, the Company's licenses with Unlimited Technologies International, Inc. were cancelled effective March 28, 2002.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

None; not applicable.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None; not applicable.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property. The Company currently utilizes office space, free of charge, from shareholders of the Company.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The OTC Bulletin Board for the Company's Common Stock on April 4, 2002, of $1.01 per share, the market value of shares held by nonaffiliates would be $1,299,834. There are no preferred shares authorized.

The Company is trading on the OTC Bulletin Board under the symbol "EMCD".

Set forth below are the high and low bid prices for the Company's Common Stock from 1998 to present.
Quarter Ended	High Bid	Low Bid
1998 (No trading activity)
1999 (No trading activity)

March 2000	.001	.001
June 2000	.001	.001
September 2000	.001	.001
December 2000	5.00	.001

March 2001	5.00	1.062
June 2001	1.06	.35
September 2001	.35	.35
December 2001	1.10	.35

March 2002	1.01	1.01

HOLDERS

The number of record holders of the Company's common stock as of April 5, 2002, was 120; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

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

The Company acquired Emission Control Devices in order to obtain licenses and develop the technology relating to motorcycle emission control devices and industrial forklift emission devices. The licenses were assigned from Unlimited Technologies International, Inc. The license covering industrial forklifts (South Industrial Equipment d/b/a Envirolift) was the only license resulting in any sales. To date, however, the sales that have been generated pursuant to the forklift application have been booked by Unlimited Technologies International, Inc., a private company, with which the Company shared office and manufacturing space, as well as employees. The Company intended to transition operations and sales from Unlimited Technologies International, Inc. to the Company, but this did not occur. As a result, the Company ceased operations in the emissions devices industry in March 2002.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2001 through December 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. Revenues of $1,089 were received by the Company during this period.

From inception through December 31, 2001, the Company expended approximately $3,444 in professional fees and expenses. Those fees included legal fees (including general corporate, securities and intellectual property counsel); audit fees; and consulting fees.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate additional revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY FOR THE PERIOD ENDED DECEMBER 31, 2001

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2001 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

The following officers and directors resigned March 28, 2002:
Name and age	Position and background
Russell A. Masters, 38	President and Director
Mr. Masters is the President of Unlimited Technologies International, Inc., a company engaged in research, development, manufacturing and sales of emission control devices for automobiles and other applications.
Anette Roak, 35	Vice President and Director
Since 1993 Ms. Roark has been the Executive Vice President for Unlimited Technologies International, Inc. She attended Gardner Webb University.
Carolyn Perry, 35	Secretary, Treasurer and Director
Ms. Perry has been in the accounting industry for the past twenty years, most recently as the accountant for Unlimited Technologies International, Inc., since 1996. She attended Old Dominion University in Norfolk, Virginia.

The following officer and director was re-elected as the sole officer and director March 28, 2002:
Justeene Blankenship, 43	Sole Officer and Director
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

FAMILY RELATIONSHIPS

None of the present officers and directors have any family relationship between one another.

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

ITEM 10. EXECUTIVE COMPENSATION.

On November 2, 2000 the Company issued 200,000 shares of its common stock to an officer for services rendered and payment of expenses, valued at $200.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

Name and Address	# of Shares	% of Class
Russell A. Masters	6,000,000	52.23%
Star Fish Foundation	2,800,000	24.38%
Unlimited Technologies International, Inc.	1,000,000(1)	8.71%

(1) Russell A. Masters is President of Unlimited Technologies International, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:
	# of Shares
Name	Direct	Indirect	% of Class
Justeene Blankenship	200,000	0	1.74%
	_________	_________	_________
All directors and executives officers as a group: 1 person	200,000	0	1.74%

CHANGES IN CONTROL

On March 28, 2002, the officers and directors of Emission Control Devices, Inc. resigned and Justeene Blankenship was re-elected as the sole officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None; not applicable

CERTAIN BUSINESS RELATIONSHIPS

None; not applicable

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE

None; not applicable.

REPORTS ON FORM 8-K

No report have been filed on Form 8-K.

EXHIBITS

No exhibits are attached to this 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMISSION CONTROL DEVICES, INC.

Date: May 13, 2002 By /s/ Justeene Blankenship

Justeene Blankenship, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 13, 2002 /s/ Justeene Blankenship

Justeene Blankenship, Director

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2001

ANDERSON ANDERSON & STRONG, L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt lake City, Utah 84106

Member SEC Practice Section of the AICPA Telephone 801-486-0096

Fax 801-486-0098

Board of Directors

Emission Control Devices, Inc. and Subsidiary

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Emission Control Devices, Inc. and Subsidiary (development stage company) at December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and the period November 9, 2000 (date of inception of subsidiary) to December 31, 2000 and the period January 1, 1997 (date of inception of development stage of parent) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emission Control Devices, Inc. and Subsidiary at December 31, 2001 and the results of operations and cash flows for the year ended December 31, 2001 and the period November 9, 2000 to December 31, 2000 and the period November 9, 2000 to December 31, 2001 in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson, Anderson & Strong

Salt Lake City, Utah

April 26, 2002

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

( Development Stage Company )

CONSOLIDATED BALANCE SHEETS

December 31, 2001

========================================================================
ASSETS
CURRENT ASSETS
Cash	$ -
_______
Total Current Assets	-
=======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ --
________
Total Current Liabilities	-
________
STOCKHOLDERS' EQUITY
Common stock 100,000,000 shares authorized, at $.001 par value; 11,486,964 issued and outstanding	11,487
Capital in excess of par value - deficiency - Note 3	(6,177)
Deficit accumulated during development stage - Note 3	(5,310)
________
Total Stockholders' Deficiency	$ -
________
$ -
========

The accompanying notes are an integral part of these financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

( Development Stage Company )

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001 and the Period November 9, 2000 (date of inception of subsidiary - note 3) to December 31, 2000 and the period November 9, 2000 to December 31, 2001

==========================================================================

	December 31, 2001	December 31, 2000	November 9, 2000 to December 31, 2001
REVENUE	$1,089	$ 0	$1,089

EXPENSES	3,646	2,753	6,399
	_________	_________	_________
NET LOSS	$(2,557)	$(2,753)	$(5,310)
	========	========	========
NET LOSS PER COMMON SHARE
	$ -	$ -
	_________	_________
AVERAGE OUTSTANDING SHARES
Basic (States in 1000's)	11,487	320
	_________	_________

The accompanying notes are an integral part of these financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - PARENT

For the Period January 1, 1997 (date of inception of development stage) to December 31, 2001

==========================================================================

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance, January 1, 1997	136,964	$ 137	$ 791,204	$ (245,458)
Net operating loss for the year ended December 31, 1997 - parent	-	-	-	(543,271)
Net operating loss for the year ended December 31, 1998 - parent	-	-	-	(1,975)
Contributions to capital - settlement of debt - related parties	-	-	151,865	-
Net operating loss for year ended December 31, 1999 - parent	-	-	-	(154,019)
Issuance of common stock for services at $.02 - January 25, 2000	50,000	50	950	-
Issuance of common stock for services at $.001 - November 2000	800,000	800	-	-
Contribution to capital- expenses -related parties	-	-	3,057	-
Net operating loss for year ended December 31, 2000 - parent	-	-	-	(3,340)
Issuance of common stock for all outstanding stock of Emission Control Devices, Inc. - December 31, 2000 - Note 3	10,500,000	10,500	(957,563)	948,063
Net operating loss for the period November 9, 2000 to December 31, 2000 - subsidiary - Note 3	-	-	-	(2,753)
	_________	_________	_________	_________
Balance, December 31, 2000	11,486,964	11,487	(10,487)	(2,753)
Forgiveness of debt - related parties	-	-	4,310	-
Net operating loss for the year ended December 31, 2001	-	-	-	(2,557)
	_________	_________	_________	_________
Balance, December 31, 2001	11,486,964	11,487	(6,177)	(5,310)
	========	========	========	========

The accompanying notes are an integral part of these financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

( Development Stage Company )

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001 and the Period November 9, 2000 (date of inception of the subsidiary) to December 31, 2000 and the Period November 9, 2000 to December 31, 2001

=========================================================================
	December 31, 2001	December 31, 2000	November 9, 2000 to December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,557)	$(2,753)	$(5,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in accounts payable	(2,700)	2,700	-
	_________	_________	_________
Net Cash Used in Operations	(5,257)	(53)	(5,310)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital - related parties	4,310	-	4,310
Proceeds from issuance of common capital stock	-	1,000	1,000
	_________	_________	_________
Net Increase (Decrease) in Cash	(947)	947	-
Cash at Beginning of Period	947	-	-
	_________	_________	_________
Cash at End of Period	$ -	$ 947	$ -
	========	========	========
NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Contributions to capital - expenses - related parties			$7,367
Settlement of debt - related parties			151,865
Issuance of common stock for services			1,800

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

The Company had been in the business of marketing PC computers and accessories and during 1997 ceased operations and after 1996 the Company is considered to be a development stage company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

At December 31, 2001 the Company had a net operating loss carry forward of $5,310. The income tax benefit of $1,593 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of common shares actually outstanding, after stock splits.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

==========================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

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

Principals of Consolidation

The consolidated financial statements shown in this report excludes the historical operating information of the parent before December 31, 2000, and includes the operating information of the subsidiary from its inception.

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

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

==========================================================================

3. ACQUISITION OF ALL OUTSTANDING STOCK OF EMISSION CONTROL DEVICES, INC.

On December 31, 2000 the Company (parent) completed the acquisition of all the outstanding stock of Emission Control Devices, Inc. (subsidiary), by a stock for stock exchange in which the stockholders of the subsidiary received 10,000,000 shares of the parent representing 91% of the outstanding stock of the parent. For reporting purposes, the acquisition is treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. The historical operating information prior to December 31, 2000 is that of the subsidiary. The only asset owned by the subsidiary was a license agreement described below. No good will was recognized from the acquisition.

The subsidiary was organized in the state of North Carolina on November 9, 2000 for the purpose of developing and marketing an exclusive licensing agreement, obtained from a related party, covering an emission control device.

4. GOING CONCERN

The Company will need additional working capital for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.

5. RELATED PARTY TRANSACTIONS

Officer-directors have acquired 93% of the outstanding common capital stock.