Form 10QSB
period 2002-03-31
EMISSION CONTROL DEVICES INC
filed 2002-05-15
CIK 1114977

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 0-30689

EMISSION CONTROL DEVICES, INC.

(Exact name of registrant as specified in charter)
Nevada	84-0989940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr. Suite 202, Salt Lake City, UT 84117

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

Class Outstanding as of March 31, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Emission Control Devices, Inc. (a development stage company) at March 31, 2002 and December 31, 2001, and the statements of operations for the three month periods ended March 31, 2002 and 2001 and the period from November 9, 2000 to March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001, and the period from November 9, 2000 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.
EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
( Development Stage Company )
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Current Assets
Cash	$ -	$ -
	__________	__________
Total Current Assets	-	-
	__________	__________
	$ -	$ -
	=========	=========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ -
	__________	__________
Total Current Liabilities	-	-
	__________	__________
STOCKHOLDERS' EQUITY
Common stock 100,000,000 shares authorized, $.001 par value, 11,486,964 shares issued and outstanding	11,487	11,487
Capital in excess of par value	(6,177)	(6,177)
Retained earnings (deficit) accumulated during the development stage	(5,310)	(5,310)
	__________	__________
Total Stockholders' Deficiency	$ -	$ -
	__________	__________
	$ -	$ -
	========	========

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	November 9, 2000 to March 31, 2002
REVENUE	$ -	$ 1,089	$ 1,089
	__________	__________	__________
EXPENSES:	-	22	6,399
	__________	__________	__________
NET INCOME (LOSS)	$ -	$ 1,067	$(5,310)
	=========	=========	=========
NET LOSS PER COMMON SHARE	$ -	$ -
	__________	__________
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	11,487	11,487
	__________	__________

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001	November 9, 2000 to March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$1,067	$ (5,310)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in accounts payable	-	-	-
	__________	__________	__________
Net Cash Provided (Used) by Operating Activities	-	1,067	(5,310)
	__________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	__________	__________	__________
Net Cash Used by Investing Activities	-	-	-
	__________	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital - related parties	-	-	4,310
Proceeds from issuance of common capital stock	-	-	1,000
	__________	__________	__________
Net Cash (Used) by Financing Activities	-	-	-
	__________	__________	__________
Net Increase in Cash	-	1,067	-
Cash at Beginning of Period	-	947	-
	__________	__________	__________
Cash at End of Period	$ -	$2,014	$ -
	=========	=========	=========
NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
Contributions to capital - expenses - related parties			$7,367
Settlement of debt - related parties			$151,865
Issuance of common stock for services - related parties			$ 1,800

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

Income Taxes

At March 31, 2002 the Company had a net operating loss carry forward of $5,310. The income tax benefit of $1,593 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2022.

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

EMISSION CONTROL DEVICES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

==========================================================================

3. ACQUISITION OF ALL OUTSTANDING STOCK OF EMISSION CONTROL DEVICES, INC.

On December 31, 2000 the Company (parent) completed the acquisition of all the outstanding stock of Emission Control Devices, Inc. (subsidiary), by a stock for stock exchange in which the stockholders of the subsidiary received 10,000,000 shares of the parent representing 91% of the outstanding stock of the parent. For reporting purposes, the acquisition is treated as an acquisition of the parent by the subsidiary (reverse acquisition) and a recapitalization of the subsidiary. The historical operating information prior to December 31, 2000 is that of the subsidiary. The only asset owned by the subsidiary is a license agreement described below. No good will was recognized from the acquisition.

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

5. RELATED PARTY TRANSACTIONS

Related parties have acquired 93% of the outstanding common capital stock.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

The Company held two licenses that were assigned from Unlimited Technologies International, Inc. covering motorcycle emission control devices and industrial forklift emission control devices. The license covering industrial fork lifts (South Industrial Equipment d/b/a/ Envirolift) was the only license that resulted in any sales, However, the sales that were generated pursuant to the forklift application were booked by Unlimited Technologies International, Inc., a private company, with which the Company shared office and manufacturing space. The Company intended to transition operations and sales from Unlimited Technologies International, Inc, to the Company, but this did not occur. As a result, the Company ceased operations in the emission devices industry in March 2002.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2002 through March 31, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Emission Control Devices, Inc.

Date: May 15, 2001 By: /s/ Justeene Blankenship

Justeene Blankenship, President