Form 10QSB
period 2002-06-30
ROCKY MOUNTAIN ENERGY CORP
filed 2002-08-20
CIK 1114977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

Commission File No. 0-30689

ROCKY MOUNTAIN ENERGY CORPORATION

(Exact name of registrant as specified in charter)

Nevada	90-0031918
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

333 North Sam Houston Parkway E., Suite 910 Houston, Texas 77060

(Address of principal executive offices) (Postal Code)

Registrant's telephone number, including area code: (281) 448-6500

Emission Control Devices, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

As of July 31, 2002 there were 19,957,373 shares of the common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES NO X

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD_LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Rocky Mountain Energy Corp. (a development stage company) at June 30, 2002, and the statements of operations for the period from May 10, 2002 to June 30, 2002, and the cash flows for the period from May 10, 2002 to June 30, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

August 16, 2002

INDEX

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheet

JUNE 30, 2002

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 11,236
Other current assets	16,141
_________
Total current assets	27,377
_________
Property and Equipment, (full cost method for oil and gas properties aggregating $1,000) net of accumulated depreciation of $919	55,225
Other Assets:
Deposit for purchase of oil and gas properties	26,060
Deferred financing costs	100,000
Other	26,000
_________
Total other assets	152,060
_________
Total assets	$ 234,662
_________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 50,000
Current portion of capital lease obligations	17,447
Accounts payable	34,010
Due to related parties	11,213
Accrued liabilities	40,234
Deposit held for new acquisition	25,000
_________
Total current liabilities	177,904
_________
Obligations Under Capital Leases, less current portion	34,667
_________
Total liabilities	212,571
_________
Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 19,957,373 issued and outstanding	19,957
Additional paid-in capital	2,370,830
Deficit accumulated during the development stage	(118,696)
Deferred compensation	(250,000)
Deferred financing costs	(2,000,000)
_________
Total stockholders' equity	22,091
_________
Total liabilities and stockholders' equity	$ 234,662
_________

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Operations

For the period from May 10, 2002 (period of inception) to June 30, 2002

(Unaudited)

Oil and Gas Revenues

Cost and Expenses:
Depreciation	$ 919
General and administrative	114,051
_________
Total cost and expenses	114,970
_________
Loss From Operations	(114,970)

Other Income (Expense):
Interest expense	(3,726)
_________
Total other income (expense)	(3,726)
_________

Net Loss	$ (118,696)
_________

BASIC LOSS PER COMMON SHARE	$ (0.01)
_________
Weighted Average Number of Common Shares	12,294,095
_________

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

For the period From May 10, 2002 (period of inception) to June 30, 2002

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$ (118,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	919
Changes in assets and liabilities:
Increase in other current assets	(3,141)
Increase in deferred financing costs	(100,000)
Increase in accounts payable	34,010
Increase in due to related parties	11,213
Increase in other current liabilities	40,234
_________
Net cash used in operating activities	(135,461)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,030)
Purchase of subsidiary	(50,000)
Additions to oil and gas properties	(1,000)
Deposit for purchase of oil and gas properties	(26,060)
Deposit held for new acquisition	25,000
_________
Net cash used in investing activities	(55,090)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	151,787
Short term note payable	50,000
_________
Net cash provided by financing activities	201,787
_________
Net Increase in Cash and Cash Equivalents	11,236
Cash and Cash Equivalents, beginning of period	0
_________
Cash and Cash Equivalents, end of period	$ 11,236
_________

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 0
___________
Income Taxes	$ 0
___________
Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment in connection with capital lease obligations	$ 52,144
___________
Common stock issued for services to be rendered pursuant to service contracts	$ 39,000
___________
Common stock issued for services related to financing held in escrow	$ 2,000,000
___________
Common stock issued for services	$ 250,000
___________

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MAY 10, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002

(UNAUDITED)

1. HISTORY

Rocky Mountain Energy Corporation

Rocky Mountain Energy Corporation ("Rocky") was incorporated in the state of Colorado on May 16, 1985 under the name of Mountain Ashe, Inc. with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the name was changed to Holographic Systems, Inc., and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001. On January 22, 2001 the name was changed to Emission Control Devices, Inc. as a part of the acquisition of all the outstanding stock of Emission Control Devices, Inc. (a North Carolina corporation).

In connection with the merger on May 29, 2002 as described below, the authorized common stock was increased to 200,000,000 shares. In addition, Rocky completed a one for one thousand reverse stock split. On May 30, 2002 the corporation changed its name to Rocky Mountain Energy Corporation. Rocky had a year-end of December 31, which was changed to September 30 in connection with the merger discussed below.

Cavallo Energy Corporation

Cavallo Energy Corporation ("Cavallo") was incorporated on May 10, 2002 in the state of Texas for the purpose of acquiring and developing oil and gas properties and is in the development stage. Cavallo has a year-end of September 30.

Merger between Rocky and Cavallo

Pursuant to an agreement and plan of reorganization dated May 29, 2002 between, Rocky and Cavallo, Rocky acquired all of the issued and outstanding common stock of Cavallo in exchange for 17,874,590 shares of Rocky's common stock, which represented 99% of the outstanding shares of Rocky's common stock after the issuance. Cavallo became a wholly owned subsidiary of Rocky. Rocky and Cavallo are collectively referred to as the "Company."

The merger of Rocky and Cavallo has been treated as a recapitalization and purchase by Cavallo as the acquirer (reverse acquisition) of Rocky as control rests with the former Cavallo shareholders although prior to the acquisition, Rocky had been the registrant. Therefore, the historical financial statements prior to May 29, 2002 are those of Cavallo. At the time of the merger, Emissions Control Devices, Inc. was a development stage company with a fiscal year end of December 31, however the Company will append to Cavallo's year-end of September 30 for reporting purposes. However, due to its limited life, Cavallo has no historical financial statements prior to May 10, 2002, Cavallo's date of inception. Simultaneously with the merger, Cavallo's former President and Board of Directors were elected as Rocky's President and Board of Directors. As of June 30, 2002, the Company is a development stage company and is devoting most of its efforts to financial planning, raising capital, acquiring oil and gas properties and starting up production.

2. INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of Rocky Mountain Energy Corporation and subsidiary as of June 30, 2002, and the results of our operations and our cash flows for the period from May 10, 2002 (date of inception) to June 30, 2002. The results for the period are not necessarily indicative of the results to be expected for any subsequent period or quarter or the entire fiscal year ending September 30, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

These unaudited consolidated financial statements and notes thereto, should be read in conjunction with the Registrant's report on Form 8-K filed on May 29, 2002, Form 10-QSB for the quarter ended March 31, 2002 and Form 10-KSB for the year ended December 31, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Consolidation - The accompanying consolidated financial statements include the accounts of Rocky and its wholly owned subsidiary, Cavallo, after elimination of all significant intercompany transactions and accounts.

Cash and Cash Equivalents- The Company maintains cash deposits in accounts, which at times exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts Receivable - The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based upon a review of the individual accounts outstanding based on the surrounding facts. As of June 30, 2002, no allowance was deemed necessary by management.

Oil and Gas Producing Activities - The Company follows the Full-Cost Method of Accounting for all of its business activities. The Company is in the business of acquiring, developing and producing oil and gas properties. Under the full-cost method, all costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, costs of drilling, completing and equipping successful and unsuccessful oil and gas wells and directly related costs. Gains or losses are normally not recognized on the sale or other disposition of oil and gas properties.

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated costs of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a) The present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b) The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c) The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

Depletion and depreciation of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves. No properties have been acquired as of June 30, 2002, thus there is no production, depletion, depreciation or capital to be reported. The Company has $1,000 of prospect cost recorded as of June 30, 2002. This goes into our full cost pool and is not subject to depreciation, depletion or amortization expense until proved reserves are added to the Company or if a ceiling test results in a write down of this asset.

Property and Equipment - Depreciation of property and equipment, other than oil and gas producing, is provided on the straight-line basis over the estimated useful lives of the assets as follows:
Type of Equipment	Depreciation Term (Years)
Office furniture and equipment	5-10
Transportation and other equipment	5
Leasehold improvements	5

Property and equipment consists of the following at June 30, 2002:

Office furniture and equipment	$ 27,980
Office equipment	24,134
Furniture and fixtures	3,030
_________
Subtotal	55,144
Less: Accumulated depreciation	(919)
_________
$ 54,225
_________

Deferred Financing Costs - Deferred financing costs represent costs associated with the Marathon Corporation USA line of credit financing described in Note 4 aggregating $2,100,000 at June 30, 2002 ($100,000 paid in cash and $2,000,000 through the issuance of 20,000,000 shares of common stock currently held in escrow subject to completion of the financing) will be amortized by the straight-line method over the terms of the related debt.

Oil and Gas Revenues - The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment. This filing reports no income for oil and gas activities and future filings will record only such income relating to actual date of transfer of title to the asset(s).

Use of Estimates and Certain Significant Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term, and those revisions could be material.

Basic Loss per Common Share - Basic loss per common share is computed pursuant to SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of net operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets, where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Fair Value Disclosure at June 30, 2002 - The carrying value of cash and cash equivalents are a reasonable estimate of their fair value because of the short-term maturity of these instruments. The carrying value of short-term debt closely approximates its fair value based on the instruments' interest rate terms, maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

4. COMMITMENTS AND CONTINGENCIES

Marathon

On May 16, 2002, the Company and Marathon Holding Corporation and Marathon Corporation USA, its subsidiary ("Marathon"), entered into a term sheet. The terms and conditions of the agreement were as follows:

- Representations regarding the Company's purchase of certain oil and gas properties

- Conditions relating to the merger of Cavallo and Rocky, which the Company has met

- Marathon and the Company will form a strategic alliance for the exploration and development of oil and gas opportunities which shall include drilling new wells and purchase and management of existing properties

- Marathon will make available to the Company a line of credit with the following terms:

* Facility amount of $40 million

* Term of 2 years

* Funds to be used only for acquisitions and development of proved reserves of approved projects

* Commitment fee of 0.25% upon bank confirmation

* Interest rate of LIBOR plus 4% payable on used funds, due quarterly

* Repayment to be negotiated in good faith on project by project basis

* Marathon will receive 20 million shares of common stock for the strategic alliance and the line of credit. Stock will be held in escrow pending verification of credit line. Shares will carry piggyback registration rights and be part of a registration statement filed in connection with the merger of Cavallo and Rocky.

Upon funding by Marathon, the Company expects to file the registration statement. No assurance can be given at this time that such will take place.

- The Company shall have the right to appoint 3 members of the board and Marathon shall have the right to appoint 4 board members

- Within 45 days of the agreement, Marathon shall make available not less than $500 million in certified and proven oil and gas reserves to the Company. The Company retains the right in it sole discretion, to perform due diligence and determine the value and reserve potential of the assets submitted.

- The Company shall have available 130 million registered shares to Marathon providing for the abovementioned $500 million of proved reserves. If there is less than $500 million in reserve value, the 130 million shares will be proportionately reduced.

- All shares with the exception of 250,000 in the public float shall be held with an escrow agent.

In accordance with the term sheet and conditions listed above the Company signed a $40,000,000 line of credit agreement with Marathon on June 20, 2002. The terms of the agreement call for approval by Marathon for each request by Rocky for funding of acquisitions and development of proven oil and gas reserves. As of August 15, 2002, Marathon has approved the potential acquisitions described below which are in escrow, however funding is still pending closing documentation. The Company believes it has met all its obligations under the financing agreement. Should Marathon fail to provide funding as per the agreement, the Company will need to seek alternative funding. No assurance can be given at this time that such funding will occur.

Terms of the line of credit agreement require that the Company pay Marathon $100,000 and is required to issue 20,000,000 of its common shares to Marathon. The $100,000 has been paid and is reflected on the balance sheet at June 30, 2002 as deferred financing costs. The 20,000,000 shares have been issued but are held in escrow subject to Marathon's funding of the Company's projects. The issuance of the 20,000,000 shares has been recorded in stockholders equity as $2,000,000 of deferred financing costs and such shares have been valued at $.10 per share.

Potential Oil and Gas Acquisition Agreements

B,C & D Oil and Gas

On June 28, 2002, the Company entered into an escrow agreement for the acquisition of B, C & D Oil and Gas assets. The purchase calls for $2.5 million in cash to be paid to B, C & D together with 2,000,000 shares of Rocky Mountain common stock. Current production is 400 barrels of oil per day (bopd), however planned well re-completions are expected to add 5,000 cubic feet (5 mcf) per day. No assurance is given as to what actual production may or may not in fact be achieved. The project has not yet funded.

Regent Energy Corporation ("Regent") Horseshoe Gallup and Northeast Hogback

On May 16, 2002 Cavallo executed a term sheet to purchase a portion of the interest in the Horseshoe Gallup Field and Northeast Hogback Unit ("HGU/NEHU") from Regent (a related party, see below) for $4,000,000. The escrow agreement was signed for this acquisition on July 19, 2002, with an effective date of June 1, 2002. The project awaits funding at this time. As of July 31, 2002, escrow closing for this transaction has not occurred. Prior to signing closing documents on July 19, 2002 it was decided that Rocky Mountain would acquire 95% of Regent's interest instead of 80% as was planned earlier. This increase in the interest to be purchased added $1.5 million to the purchase price to total $5.5 million. Additionally, it was agreed that the Company would pay certain expenses incurred by Regent for various field services and equipment in order to facilitate transfer of title. These expenses, some of which were paid by the Company prior to closing, will be reimbursed to the Company at closing of escrow. The total amount paid prior to closing by the Company is $26,060, which has been reflected as a deposit for purchase of oil and gas properties on the consolidated balance sheet.

Regent is a related party in that the Chairman of the Company is a director of Regent, and the President of the Company was the former President/CEO of Regent The Chairman of the Company owns 154,328 shares of Regent stock which represents 0.43% of the common stock of Regent and the President of the Company owns 4,813,112 shares of Regent representing ownership of 13.61% of Regent's common shares.

United States Oil Company Coal Gas Project

On May 21, 2002, the Company executed a contract to purchase the Wyoming gas assets of United States Oil Company for $3,000,000, with an effective date of June 1, 2002. The project is not closed at this time and awaits funding under the Marathon line of credit.

Although management is optimistic that the closings of the above acquisitions will take place, no assurance can be given that any or all of the closings and subsequent transfer of title to the assets will take place. In the event such does not take place, it will have a material adverse affect on company finances.

5. OBLIGATIONS UNDER CAPITAL LEASES

The Company has acquired computer and office equipment, software, and copy machines pursuant to various non-cancelable capital lease agreements. All of the lease agreements are secured by the related equipment.

The monthly payment for the lease of the computer server and related equipment is $904, and the monthly payment for the lease of the office equipment is $595. These amounts remain constant throughout the term of the leases.

At June 30, 2002, the aggregate future minimum lease payments under non-cancelable capital lease agreements were as follows:
Year Ended December 31	Computers	Office Equipment	Total
2002	$ 6,325	$ 4,370	$ 10,695
2003	$ 10,843	$ 7,140	$ 17,983
2004	$ 10,843	$ 7,140	$ 17,983
2005	$ 4,518	$ 5,500	$ 10,018
2006	0	$ 4,680	$ 4,680
2007	0	$ 1,950	$ 1,950
	_________	_________	_________
Total	$ 32,529	$ 30,780	$ 63,309
Less amount representing interest	($ 4,549)	($ 6,646)	($ 11,195)
	_________	_________	_________
Net Present Value of Capital Lease Obligations	$ 27,980	$ 24,134	$ 52,114
	_________	_________	_________
Current Portion			$ 17,447
_________
Long-Term Portion			$ 34,667
_________

At June 30, 2002, the gross amount of computer and office equipment, software, and copy machines recorded under capital leases was $52,114, net of accumulated depreciation of $869.

6. COMMITMENTS UNDER OPERATING LEASES

The Company has entered into a lease agreement for its office space to lease 2,982 square feet of office space at a cost of $4,225 per month for 36 months beginning June 1, 2002 and ending May 31, 2005. The lease is guaranteed by the Company's president.

The approximate future minimum rentals under non-cancelable operating lease agreements in effect on June 30, 2002 are as follows:
Year	Office Space
2002	$29,572
2003	$50,694
2004	$50,694
2005	$21,122
2006	N/a
2007	N/a
_________
Total	$152,082
_________

7. RELATED PARTY TRANSACTIONS

On May 10, 2002, the Company entered into employment agreements with two key officers/shareholders, the Chairman of the Board of Directors and the Chief Executive Officer ("CEO"). The employment agreements have a term of eight years with annual salaries of $60,000 and $200,000, respectively. Each will receive an incentive bonus equal to 3% of EBITDA payable quarterly, 60 days after the end of each fiscal quarter. In a Board resolution, it was resolved that the CEO will not begin to take salary until August 2002.

On May 17, 2002, the Company entered into an employment agreement with the Chief Financial Officer. The employment term is for five years with an annual salary of $150,000. The contract provides for an incentive bonus equal to 1.5% of EBITDA to be paid quarterly, 60 days after the end of each fiscal quarter.

The Chairman owns 250,000 shares of the Company's stock, which is approximately 1.3% of the total shares outstanding, and the Chief Executive Officer is the beneficiary of a trust, which owns 5,000,000 shares of the Company's stock representing approximately 25.1% of the total shares outstanding.

Concerning the acquisition of the Horseshoe Gallup Field and the Northeast Hogback Unit, Regent is a related party in that the Chairman of the Company is a director of Regent, and the President of the Company was the former President/CEO of Regent The Chairman of the Company owns 154,328 shares of Regent stock which represents 0.43% of the common stock of Regent, while the President of the Company owns 4,813,112 shares of Regent representing ownership of 13.61% of Regents common shares.

8. STOCKHOLDERS' EQUITY

Reverse Stock Split

On May 29, 2002, the Board of Directors resolved to affect a 1,000 for 1 share reverse split, however no shareholder was to be adjusted below 100 shares of common stock. All shares and per share amounts have been retroactively restated as of the beginning of the period, May 10, 2002 (date of inception).

Stock Issued for Consulting Services

On June 11, 2002, the Company entered into several consulting agreements for brokerage support, marketing advisory services, legal and accounting services, corporate general counsel advice and insurance brokerage and rate review services. In exchange for services rendered the consultants received a cumulative total of 390,000 restricted common shares, which were valued at $0.10 per share, or $39,000 total. The fees will be expensed over the term of the contracts, which is 3 years. The Company has recorded to date $1,083 of consulting expense and has a prepaid expense balance of $37,917 at June 30, 2002. The shares issued are restricted pursuant to Rule 144 and all shares are held in escrow until services have been performed.

The table below lists provides more detail on the individuals, services and number of shares of restricted common stock paid for services:
Contractor	Service to be performed	No. Shares Received	Value at $0.10/sh
Richard Lesser	Brokerage Support Marketing Advisory	25,000	$2,500
Matthew Love	Brokerage Support Marketing Advisory	25,000	$2,500
William Okun	Legal and Accounting Corporate General Counsel	100,000	$10,000
Gilbert Manso	Brokerage Support	15,000	$1,500
Howard Kaye	Insurance Brokerage and Review Comparative Insurance Rates	100,000	$10,000
Rita Feinberg	Market Support	25,000	$2,500
Robert Morsch	Market Consultation regarding corporate governance	100,000	$10,000
		_________	_________
TOTALS		$390,000	$39,000
		_________	_________

Deferred Compensation

On June 11, 2002, the Company established a Company Stock Plan, as described in Note 9, wherein 2,500,000 shares of common stock have been provided for certain employees and consultants. The stock is to be issued to nine employees/consultants in the form of performance awards. The awards are considered deferred compensation and will vest to employees/consultants over a one-year period beginning July 1, 2002. The value of the shares awarded is based upon $0.10 per share for a total of $250,000 and will be charged to operations over a one-year period beginning July 1, 2002. As of June 30, 2002, the total award has been recorded as a reduction to stockholders equity.

Stock Provided for the Marathon Line of Credit

On June 20, 2002, the Company entered into an agreement with Marathon Corporation USA for a $40 million line of credit. This credit line is to be used for the acquisition and development of oil and gas properties. The agreement required the Company to pay $100,000 up front as a commitment fee, which has been paid, and to provide 20,000,000 shares of common stock to Marathon. These shares have been issued and are being held in escrow pending Marathon funding the projects that have been presented by the Company. To date, Marathon has not yet funded any projects presented by the Company and the stock remains in escrow. The stock was valued at $0.10 per share, or $2,000,000. The Company has recorded deferred financing costs as a reduction to stockholders equity for $2,000,000 and will amortize this amount over the two year term of the agreement.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

Consolidated Statement OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MAY 10, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002

(UNAUDITED)

	Common Stock		Additional Paid - in Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Deferred Financing Costs for Common Stock Issued for Services Related to Financing	Total Stockholders' Equity
	Shares	Amount
Balance at May 10, 2002	17,874,590	$ 1,787	$ -	$ -	$ -	$ -	$ 1,787
Contributions of common shares by founders in connection with recapitalization	(17,874,590)	(1,787)	-	-	-	-	(1,787)
Recapitalization in connection with reverse acquisition of Rocky Mountain Energy Corporation	22,783	23	(23)	-	-	-	-
Issuance of common stock in connection with the reverse acquisition of Rocky Mountain Energy Corporation net of related costs of $50,000	17,874,590	17,874	(66,087)	-	-	-	(48,213)
Issuance of common stock to former officers of Rocky Mountain Energy Corporation for services - on May 29, 2002	170,000	170	(170)	-	-	-	-
Sales of common shares at $.10 per share on May 29, 2002	500,000	500	49,500	-	-	-	50,000
Sales of common shares at $.10 per share on May 30, 2002 -	500,000	500	49,500	-	-	-	50,000
Sales of common shares at $.10 per share on June 11, 2002	500,000	500	49,500	-	-	-	50,000
Issuance of common stock in connection with service contract at $.10 per share on June11, 2002	100,000	100	9,900	-	-	-	10,000

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

Consolidated Statement OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MAY 10, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002

(UNAUDITED)

	Common Stock		Additional Paid - in Capital	Deficit Accumulated During the Development Stage	Deferred Compensation	Deferred Financing Costs for Common Stock Issued for Services Related to Financing	Total Stockholders' Equity
	Shares	Amount
Issuance of common stock in connection with service contract at $.10 per share on June 11, 2002	100,000	100	9,900	-	-	-	10,000
Issuance of common stock in connection with service contract at $.10 per share on June 11, 2002	25,000	25	2,475	-	-	-	2,500
Issuance of common stock in connection with - service contract at $.10 per share on June11, 2002	100,000	100	9,900	-	-	-	10,000
Issuance of common stock in connection with- service contract at $.10 per share on June 11, 2002	15,000	15	1,485	-	-	-	1,500
Issuance of common stock in connection with service contract at $.10 per share on June 11, 2002	25,000	25	2,475	-	-	-	2,500
Issuance of common stock in connection with service contract at $.10 per share on June 11, 2002	25,000	25	2,475	-	-	-	2,500
Awards aggregating 2,500,000 shares of common stock to employees and service providers pursuant to the 2002 Company Stock Plan on June 11, 2002	-	-	250,000	-	(250,000)	-	-
20,000,000 shares of common stock for services related to intended financing on June 12, 2002	-	-	2,000,000	-	-	(2,000,000)	-
Net loss for the period from May 10, 2002 to June 30, 2002	-	-	-	(118,696)	-	-	(118,696)
	_________	_________	_________	_________	_________	_________	_________
Balance at June 30, 2002	19,957,373	$ 19,957	$ 2,370,830	$ (118,696)	$ (250,000)	$ (2,000,000)	$ 22,091
	_________	_________	_________	_________	_________	_________	_________

The accompanying notes should be read in conjunction with the condensed consolidated financial statements.

9. STOCK OWNERSHIP PLAN

A Company Stock Plan was enacted by the Company on June 11, 2002 pursuant to Section 422 of the Internal Revenue Code, as an incentive plan for employees and/or consultants to the company for current and future services to be rendered.

The plan was enacted to compensate employees and consultants engaged by the company to render services and who will be compensated for such services, but which are in no way related to capital raising activities. Stock will be given as an award in accordance with a 12 month vesting period beginning July 1, 2002. Vesting will be prorated for employment less than one year. Only those consultants or employees who are continuously engaged by the company for a period of not less than one year are eligible to participate.

On June 11, 2002 the company filed an S-8 Registration Statement with the SEC and issued 2,500,000 shares attributable to this plan, which are held in escrow. The stock is to be issued to nine employees in the form of performance awards. The awards are to be earned over a one-year period beginning July 1, 2002. The total cost to the Company of $250,000 will be amortized into earnings over a one-year period beginning July 1, 2002. As of June 30, 2002, the total award has been reflected as a reduction to stockholders equity.

Upon termination of a consultant or employee, the company has the right (but not the obligation) to repurchase the stock at the then market value of the stock.

Rule 16.b-3 Stock Purchase Rights to Insiders as defined by Rule 16.b-3 are applicable.

10. SUBSEQUENT EVENTS

On July 2, 2002, the Company formalized a 90-day note with Mathers Associates for $100,000. $50,000 of such note is related to the purchase of Rocky Mountain and is recorded in the financial statements at June 30, 2002. An additional $50,000 of proceeds were received subsequent to June 30, 2002 for general corporate uses, including approximately $25,000 to purchase 2 field vehicles for HGU/NEHU field use. Since this transaction did not occur during the second quarter, the financial statements do not reflect these amounts, but they will be included in the Financial statements included in the Company's Form 10-KSB to be filed in connection with the Company's September 30, 2002 year end.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

INTRODUCTION

The company was recently formed in June 2002 by the purchase of Cavallo Energy Corporation ("Cavallo") by Emission Control Devices, Inc. ("ECD"). The combined company known as Rocky Mountain Energy Corporation ("Rocky") is a start up in that Cavallo was formed on May 10, 2002 for the express purpose of acquiring and developing proven oil and gas reserves in the core area of the rocky mountain production basins. ECD was a public company, which had no operations at the time, or, what is commonly referred to as a public shell. Cavallo negotiated the acquisition of three separate proven oil and gas properties in the rocky mountain region and arranged for a credit line with Marathon Corporation USA ("Marathon") to fund said acquisitions. The details of the acquisitions and the credit line are set forth below.

As a start up no income can be recognized until the properties are closed and title passes to Rocky. The effective date of the acquisitions is June 1, 2002. Although a credit for production during this period is given Rocky, there will be no recognition of income for the period between June 1, 2002 and the breaking of escrow. Cash flows, (if any) due Rocky from the effective date until closing will serve as a reduction in the basis of the properties. All three projects are currently in escrow.

CORPORATE ORGANIZATION

Rocky Mountain Energy Corporation was formed when a company named Cavallo Energy Corporation (a privately held corporation) merged into Emission Control Devices, Inc. (a publicly traded company), on May 29, 2002. The name of the new corporation was changed to Rocky Mountain Energy Corporation and is listed on the OTCBB with the symbol RMEC.

Cavallo Energy was formed on May 10, 2002 as a special purpose corporation to merge with Emission Control Devices ("EMCD" OTCBB), a public company. On May 29, 2002, Cavallo reverse merged with "EMCD" and formed Rocky Mountain Energy Corporation, a public company.

It is the business plan of Rocky Mountain to acquire and develop the proved reserves by staying focused on the geographic area of the Rocky Mountains. The UBS backed Marathon line of credit will provide the company the funds to implement this business plan on an accelerated basis.

BUSINESS AND PROPERTIES

Business Strategy

Our business strategy is to acquire proved oil and natural gas reserves, including proved undeveloped reserves, and to expand reserves, production and cash flow through development and exploitation of such reserves. Key elements of our strategy are:

Regional Focus. We seek to acquire proved reserves in the geographic core areas in which we maintain operational expertise in the San Juan Basin, New Mexico and Rocky Mountains. We believe that sizable unexploited reserves remain in these regions, based on the results of recent activities in the San Juan Basin of New Mexico and in Rocky Mountain area by the oil and natural gas industry.

Property Mix. We seek to acquire properties that are a combination of producing and non-producing assets. We believe that producing properties will provide immediate net income and cash flow, while non-producing assets will provide us with future development opportunities and, ultimately, reserves at a reduced cost. Proved undeveloped properties are typically sold at a reduced price compared to producing properties. Additionally, we seek properties that have additional development potential for non-proved reserves, such as probable and possible reserves.

Aggressive Management And Exploitation Of Assets. Our goal is, as much as possible, to act as "operator" of the properties that we acquire. As operator, we believe that we can most economically direct critical functions in the exploration and production process. These functions include:

determining the area to develop and explore;

managing production;

managing the permitting and optioning process;

determining seismic survey design;

overseeing data acquisition and processing; and

identifying each prospect and drill site.

Technological Expertise. We have operational expertise in each geographic core area in which our properties are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.

Business Strategy. Our business strategy is to acquire oil and natural gas properties with existing proved reserves of oil and natural gas and to develop proved undeveloped reserves of oil and natural gas. Key elements of our strategy are:

Focus on acquiring additional producing oil and gas properties in areas that we have identified in our geographic core areas the San Juan Basin of New Mexico and the Rocky Mountains;

Acquire properties containing both developed and undeveloped reserves;

Aggressively manage and exploit all properties acquired; and

Use technological expertise to develop reserves.

We have operational expertise in each geographic core area in which our properties are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.

INSURANCE COVERAGE

The Company has secured insurance coverage on its office contents and for mandatory Workers Compensation. Coverage for office contents is for replacement cost for all furniture and equipment. Application for General Liability and Directors and Officers coverage is in process. Other coverage for field operations will be obtained as properties are acquired.

ACQUISITIONS

Though management is optimistic about the possibility of closing the following listed potential acquisitions, we can give no assurance that any or all of these projects will be closed. In the event such does not take place, it will have a material affect on company finances.

B, C & D Oil and Gas

On June 28, 2002, Rocky Mountain closed in escrow all of the B, C & D Oil and Gas Corporation's interest in the Hospah Field in McKinley County, New Mexico. Current production is 400 barrels of oil per day (bopd), (300 bopd net to RMEC's interest), with eleven gas wells slated for completion, which have been tested at rates ranging from 4,000 mcf to 6,000 mcf per day. No assurance can be given as to actual production rates to be achieved. In addition to the oil and gas properties, this acquisition included an extensive fleet of oil field service vehicles and equipment. This will substantially reduce operating and maintenance costs and reduce Rocky Mountain's dependence on outside services. This equipment can also be used on other Rocky Mountain owned properties in the area, thus reducing the operating costs of these properties as well. The purchase price was $4.5 million, with $2.5 million paid in cash and $2.0 million being funded in Rocky common stock. The sale had an effective date of June 1, 2002.

The Company will utilize its $40 million credit line provided by Marathon Corporation USA for this acquisition. Request for funding has been provided to Marathon as per the requirements of the credit agreement, however, Marathon has not yet funded this acquisition. As of August 13, 2002, the acquisition is still in escrow.

Horseshoe Gallup and Northeast Hogback Unit (HGU/NEHU)

On July 19, 2002, Rocky Mountain executed an agreement to purchase 95% of the working interest and the full net revenue interest of Regent Energy Corporation's interest in the Horseshoe Gallup and the Northeast Hogback Units in San Juan County, New Mexico. Rocky Mountain paid $5.5 million for this interest. As of July 31, 2002, escrow closing for this transaction has not occurred. Additionally, it was agreed that the Company would pay certain expenses incurred by Regent for various field services and equipment in order to facilitate transfer of title. These expenses, some of which were paid by the Company prior to closing, will be reimbursed to the Company at closing of escrow. The total amount paid prior to closing by the Company is $26,060, which has been reflected as a deposit for purchase of oil and gas properties on the consolidated balance sheet.

Concerning the acquisition of the Horseshoe Gallup Field and the Northeast Hogback Unit, Regent is a related party in that the Chairman of the Company is as director of Regent, and the president of the Company was the former President/CEO of Regent The Chairman of the Company owns 154,328 shares of Regent stock which represents 0.43% of the common stock of Regent, while the President of the Company owns 4,813,112 shares of Regent representing ownership of 13.61% of Regents common shares.

The HGU/NEHU consists of 24,000 acres located in San Juan County, New Mexico. Production is from the Gallup formation at shallow depths (1,300' - 2,300') in the producing area known as the San Juan Basin. The field is located in the Four Corners region 30 miles NW of Farmington, New Mexico.

The field is currently shut-in and there is no production at present time.

Current production is capable of 400 bopd and 2,000 mcf gas. Current proved reserves are as follows:
PROVED RESERVES
	BOE	Net Undiscounted.	Net PV10%

Proved Developed Producing	594.6	$ 2,229.4	$ 2,175.7
Proved Behind Pipe	1503.0	29,284.9	18,512.0
Proved Undeveloped	6616.3	96,351.0	20,012.0
	_________	__________	________
	8,713.9	$ 127,865.3	$ 60,699.7

Upon acquisition, equipment and development expenditures will be made which are estimated at $3,000,000. Anticipated production upon completion of targeted wells and workovers is 1,000 bopd, up 600 bopd from current capability of 400 bopd.

This property is subject to numerous environmental and operational issues attributable to the former operator, which must be addressed prior to re-start of production. The Bureau of Land Management (BLM), the Environmental Protection Agency (EPA), The Bureau of Indian Affairs (BIA) and the two local tribes, (the Ute and the Navajo) all have presented certain issues for resolution. Costs to remediate the environmental issues are estimated at $300,000 or greater.

WYOMING COAL GAS

On August 9, 2002, Rocky Mountain Energy Corporation placed in escrow the acquisition of the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Co. This acquisition results in Rocky Mountain purchasing the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. Net proved reserves to the interest purchased (at a price of $3 million) is estimated to be 56.4 billion cubic feet (Bcf) gas. The proved reserves represented by this acquisition are proved undeveloped and development activities must take place in order to generate cash flow to the company. Development of $3 million is needed to drill shallow wells at approximately 2,300' to the Fort Union and Wasatch coal seams. At August 13, 2002, the escrow remains open.

PROVED RESERVES (000s Omitted)
	BCF	Net Undiscounted.	Net PV10%

Proved Undeveloped	56.4	$100,333	$51,300

RESULTS OF OPERATIONS

Currently, Rocky Mountain has no field operations, due to awaiting funds from Marathon for closing escrow on the B, C & D, the HGU/NEHU properties and the Wyoming Coal Bed Methane Project. The Company's main office is in Houston, Texas. There are six employees occupying 2,982 square feet of office space at 333 N. Sam Houston Parkway E.

Since the Company has not yet begun producing activities, there are no revenues to report at this time. General and Administrative costs in this report are $114,051. The break down of the major components of G&A cost are as follows: Salaries and taxes are $60,117; employee benefits are $6,625; advertising costs are $8,830; rent expense for the office is $9,182; equipment rental cost is $3,335; office supplies, expenses and postage is $13,847.

The Company has incurred some capital expenditures in setting up its office facility. We have entered into capital lease agreements for computer equipment and software, and copiers. The Company has also purchased used furniture and other office equipment In addition to these costs, the Company has incurred $1,000 in prospect costs, which are capitalized. The following chart shows the values of our hard assets at June 30, 2002:
Capital Item	June 30, 2002
Computer software and equipment	$ 27,980
Office equipment	24,134
Furniture and fixtures	3,030
_______
Subtotal	55,144
Less: Accumulated Depreciation	(919)
_______
Net Property and Equipment	$54,225
_______

Other Current Assets contain prepaid items of which $4,224 is the July rent on the office space and $11,917 represents the current portion of the balance of consultant contracts, wherein several consultants were paid in stock for future services to be rendered over a three year period. The total aggregating $37,917 represents the unused portion of this non-cash transaction.

The other assets category reflects $26,000 that represents the long term portion of consultant contracts discussed above. Deposit for purchase of oil and gas properties aggregating $26,060 reflects costs incurred by the Company for costs paid in order to be able to close the HGU/NEHU acquisition. These costs will be refunded to the Company at closing. Deferred financing costs aggregating $100,000 represents a commitment fee paid to Marathon Corporation USA for a $40 million line of credit.

CAPITAL RESOURCES AND LIQUIDITY

Short Term Note with Mathers Associates

On July 2, 2002, the Company entered into a 90-day note at 9% interest for the sum of $100,000. The note is due and payable on October 2, 2002. Default interest on this note is at a rate of 18%. The note is guaranteed by the Company and personally by the President of the Company.

Marathon

On May 16, 2002, the Company and Marathon Holding Corporation and Marathon Corporation USA, its subsidiary ("Marathon"), entered into a term sheet. The terms and conditions of the agreement were as follows:

- Representations regarding the Company's purchase of certain oil and gas properties

- Conditions relating to the merger of Cavallo and Rocky, which the Company has met

- Marathon and the Company will form a strategic alliance for the exploration and development of oil and gas opportunities which shall include drilling new wells and purchase and management of existing properties

- Marathon will make available to the Company a line of credit with the following terms:

* Facility amount of $40 million

* Term of 2 years

* Funds to be used only for acquisitions and development of proved reserves of approved projects

* Commitment fee of 0.25% upon bank confirmation

* Interest rate of LIBOR plus 4% payable on used funds, due quarterly

* Repayment to be negotiated in good faith on project by project basis

* Marathon will receive 20 million shares of common stock for the strategic alliance and the line of credit. Stock will be held in escrow pending verification of credit line. Shares will carry piggyback registration rights and be part of a registration statement filed in connection with the merger of Cavallo and Rocky.

Upon funding by Marathon, the Company expects to file the registration statement. No assurance can be given at this time that such will take place.

- The Company shall have the right to appoint 3 members of the board and Marathon shall have the right to appoint 4 board members

- Within 45 days of the agreement, Marathon shall make available not less than $500 million in certified and proven oil and gas reserves to the Company. The Company retains the right in it sole discretion, to perform due diligence and determine the value and reserve potential of the assets submitted.

- The Company shall have available 130 million registered shares to Marathon providing for the abovementioned $500 million of proved reserves. If there is less than $500 million in reserve value, the 130 million shares will be proportionately reduced.

- All shares with the exception of 250,000 in the public float shall be held with an escrow agent.

In accordance with the term sheet and conditions listed above the Company signed a $40,000,000 line of credit agreement with Marathon Corporation USA on June 20, 2002. The terms of the agreement call for approval by Marathon for each request by Rocky for funding of acquisitions and development of proven oil and gas reserves. As of August 15, 2002, Marathon has approved the potential acquisitions described above which are in escrow, however funding is still pending closing documentation. The Company believes they have met all its obligations under the financing agreement. Should Marathon fail to provide funding as per the agreement, the Company will need to seek alternative funding. No assurance can be given at this time that such funding will occur.

Terms of the line of credit agreement require that the Company pay Marathon $100,000 and is required to issue 20,000,000 of its common shares to Marathon. The $100,000 has been paid and is reflected on the balance sheet at June 30, 2002 as deferred financing costs. The 20,000,000 shares have been issued but are held in escrow subject to Marathon's funding of the Company's projects. The issuance of the 20,000,000 shares has been recorded in stockholders equity as $2,000,000 of deferred financing costs and such shares have been valued at $.10 per share.

Financing Agreement: Union Bank of Switzerland $40 Million Line of Credit

Pursuant to the agreement with Marathon Corporation USA, (which was signed by both parties on June 20, 2002), Marathon has secured a $40 million line of credit for acquisition and development of proved oil and gas reserves with Union Bank of Switzerland (UBS), a worldwide banking conglomerate. The funds may only be used by Rocky Mountain Energy Corporation for acquisition and development of proved oil and gas reserves.

Terms of the line of credit are as follows:

- 1/4% commitment fee to UBS ($100,000 already paid to Marathon)

- interest rate is LIBOR (currently 2.1%) plus 4%

- quarterly interest

- two year term

The proceeds of this line of credit will be used for acquisition of HGU/NEHU for approximately $6 million, Wyoming gas project for approximately $3 million, B, C & D for approximately $2.5 million and approximately $6 million for development. Total to be used is approximately $17.5 million, leaving approximately $22.5 million for further acquisition and development of proved reserves in our core area.

Marathon will receive 20 million shares as a result of the UBS line, which have been escrowed. The shares will not be transferred to Marathon until the $40.0 million line of credit is funded.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

Pursuant to an agreement and plan of reorganization dated May 29, 2002 between, Rocky and Cavallo, Rocky acquired all of the issued and outstanding common stock of Cavallo in exchange for 17,874,590 shares of Rocky's common stock, which represented 99% of the outstanding shares of Rocky's common stock after the issuance. Cavallo became a wholly owned subsidiary of Rocky.

In connection with the merger on May 29, 2002, the authorized common stock was increased to 200,000,000 shares. In addition, Rocky completed a one for one thousand reverse stock split. On May 30, 2002 the corporation changed its name to Rocky Mountain Energy Corporation. Rocky had a year-end of December 31, which was changed to September 30 in connection with the merger.

On June 11, 2002, the Company entered into several consulting agreements for brokerage support, marketing advisory services, legal and accounting services, corporate general counsel advice and insurance brokerage and rate review services. In exchange for services rendered the consultants received a cumulative total of 390,000 restricted common shares, which were valued at $0.10 per share, or $39,000 total. The fees will be expensed over the term of the contracts, which is 3 years. The Company has recorded to date $1,083 of consulting expense and has a prepaid expense balance of $37,917 at June 30, 2002. The shares issued are restricted pursuant to Rule 144 and all shares are held in escrow until services have been performed.

On June 11, 2002 the company filed an S-8 Registration Statement with the SEC and issued 2,500,000 shares attributable to the stock option plan, which are held in escrow. The stock is to be issued to nine employees in the form of performance awards. The awards are to be earned over a one-year period beginning July 1, 2002. The total cost to the Company of $250,000 will be amortized into earnings over a one-year period beginning July 1, 2002. As of June 30, 2002, the total award has been reflected as a reduction to stockholders equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable

ITEM 5. OTHER INFORMATION.

Subsequent Events

On July 2, 2002, the Company formalized a 90-day note with Mathers Associates for $100,000. $50,000 of such note is related to the purchase of Rocky Mountain and is recorded in the financial statements at June 30, 2002. An additional $50,000 of proceeds were received subsequent to June 30, 2002 for general corporate uses, including approximately $25,000 to purchase 2 field vehicles for HGU/NEHU field use. Since this transaction did not occur during the second quarter, the financial statements do not reflect these amounts, but they will be included in the Financial statements included in the Company's Form 10-KSB to be filed in connection with the Company's September 30, 2002 year end.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A report on Form 8-K was filed on June 5, 2002 which stated the terms of the acquisition of Cavallo Energy Corp, the subsequent change in control and provided pro forma financial statements consolidating Rocky Mountain Energy Corp. and Cavallo Energy Corp.'s balance sheets and statements of operations.

A report on Form 8-K was filed on August 12, 2002 reflecting the change of accountants from Anderson, Anderson & Strong, LC to Massella Rubenstein, LLP.

No other reports were filed on Form 8-K.
Exhibit No.	Description
99.1	Credit Agreement with Marathon Corporation USA
99.2	Purchase and Sale Agreement dated June 28, 2002, between Rocky Mountain Energy and B, C & D Oil and Gas for the purchase of B, C & D's interest in the Hospah Field located in McKinley County New Mexico.
99.3	Purchase and Sale agreement dated July 19, 2002 between Rocky Mountain Energy Corporation and Regent Energy Corporation for the purchase of a portion of Regent's interest in the Horseshoe Gallup and Northeast Hogback Fields in San Juan County New Mexico.
99.4	Purchase and Sale Agreement dated August 9, 2002 between Rocky Mountain Energy Corporation and United States Oil Company for the purchase of United States Oil's interest in the Ten Mile and Desert Spring Fields in Sweetwater County Wyoming.
99.5	Promissory Note dated July 2, 2002 between Rocky Mountain Energy Corporation and Mathers Associates for $100,000 due in 90 days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN ENERGY CORPORATION

(Registrant)

Date: August 19, 2002 By: /s/ John N. Ehrman

John N. Ehrman, President and Chief Executive Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2002, (the "Report") by Rocky Mountain Energy Corporation ("Registrant"), each of the undersigned hereby certifies that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.
/s/ John N. Ehrman
John N. Ehrman
Chief Executive Officer

/s/ Michael A. Pugh
Michael A. Pugh
Chief Financial Officer