Form 10KSB
period 2002-09-30
ROCKY MOUNTAIN ENERGY CORP
filed 2003-01-14
CIK 1114977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For Year Ended September 30, 2002

Commission File No. 0-30689

ROCKY MOUNTAIN ENERGY CORPORATION

(Exact name of registrant as specified in charter)

Nevada	90-0031918
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

333 North Sam Houston Parkway E., Suite 910, Houston, Texas 77060

(Address of principal executive offices executive offices) (Postal Code)

Registrant's telephone number, including area code: (281) 448-6500

Emission Control Devices, Inc.

4685 S. Highland Dr., Suite 202, Salt Lake City, Utah 84117

Former Year End: December 31

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE

As of January 14, 2003, there were 70,139,735 shares of the common stock of the registrant issued and outstanding.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: September 30, 2002: $0.00

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of January 14, 2003, there were 57,099,735 shares of common voting stock of the Registrant held by non-affiliates. Based on the last trade reported on OTCBB Company's common stock on January 13, 2003, of $0.16 per share, the market value of shares held by non-affiliates would be $ 9,135,958. There are no preferred shares authorized.

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

ROCKY MOUNTAIN ENERGY CORPORATION

(formerly known as Emissions Control Devices, Inc.)

(A Development Stage Company)

ROCKY MOUNTAIN ENERGY CORPORATION

SEPTEMBER 30, 2002

10-K SB

PART I

Item 1 Description of Business

Rocky Mountain Energy Corporation

Rocky Mountain Energy Corporation ("Rocky" and the "Company") was incorporated in the state of Colorado on May 16, 1985 under the name of Mountain Ashe, Inc. with authorized common stock of 100,000,000 shares with a par value of $0.0001. On September 23, 1987 the name was changed to Holographic Systems, Inc., and on February 7, 2000 the domicile was changed to the state of Nevada in connection with a change in par value to $0.001. On January 22, 2001 the name was changed to Emission Control Devices, Inc. as a part of the acquisition of all the outstanding stock of Emission Control Devices, Inc. (a North Carolina corporation).

In connection with the merger on May 29, 2002 as described below, the authorized common stock was increased to 200,000,000 shares. In addition, Rocky completed a one for one thousand reverse stock split. On May 29, 2002 the corporation changed its name to Rocky Mountain Energy Corporation. Rocky had a year-end of December 31, which was changed to September 30 in connection with the merger discussed below.

Cavallo Energy Corporation

Cavallo Energy Corporation ("Cavallo") was incorporated on May 10, 2002 in the state of Texas for the purpose of acquiring and developing oil and gas properties and is in the development stage. Cavallo has a year-end of September 30.

Merger between Rocky and Cavallo

Pursuant to an Agreement and Plan of Reorganization dated May 29, 2002 between Rocky and Cavallo, Rocky acquired all of the issued and outstanding common stock of Cavallo in exchange for 17,874,590 shares of Rocky's common stock, which represented 99% of the outstanding shares of Rocky's common stock after the issuance. Cavallo became a wholly owned subsidiary of Rocky. Rocky and Cavallo are collectively referred to as the "Company."

The merger of Rocky and Cavallo has been treated as a recapitalization and purchase by Cavallo as the acquirer (reverse acquisition) of Rocky as control rests with the former Cavallo shareholders although prior to the acquisition, Rocky had been the registrant. Therefore, the historical financial statements prior to May 29, 2002 are those of Cavallo. At the time of the merger, Emission Control Devices, Inc. was a development stage company with a fiscal year end of December 31, and the Company will append to Cavallo's year-end of September 30 for reporting purposes. However, due to its limited life, Cavallo has no historical financial statements prior to May 10, 2002, Cavallo's date of inception. Simultaneously with the merger, Cavallo's former President and Board of Directors were elected as Rocky's President and Board of Directors. As of June 30, 2002, the Company is a development stage company and is devoting most of its efforts to financial planning, raising capital, acquiring oil and gas properties and starting up production.

As of September 30, 2002, the Company had no producing properties. However, the Company has subsequently closed or is nearing closure on two separate proved property acquisitions, and is currently the beneficial owner of several properties which are described in Item 6 below.

Principal Products or Services and Markets

The Company's principal products are crude oil and natural gas. These products are produced from underground reservoirs in their natural state and sold to purchasers without any particular refinement or processing. The Company, through its subsidiary, operates properties in the Rocky Mountain area for its own interest and on behalf of the interest of others.

Competition

The Company faces competition in all aspects of its business, including acquiring reserves, leases, obtaining goods, services and labor needed to conduct its operations and manage the Company, and in marketing its oil and gas. The Company's competitors include other independent producers, individual producers and operators, and even large integrated energy companies. Many competitors have greater financial and other resources than the Company. The Company believes that the well defined nature of its reservoirs in its long-lived fields, its development program and its experienced management may give it a competitive advantage over some other producers.

Dependence on One or a Few Major Customers

The production is currently being sold to two major customers. The Company's crude oil is sold primarily to Koch, and the natural gas is purchased by Williams from the Sweetwater County fields.

Regulation of Crude Oil and Natural Gas

The domestic petroleum industry is subject to a wide range of regulations throughout the United States at both the state and federal levels. Domestic legislation affecting the industry is under constant review and revision that frequently increase regulatory burdens. Also, numerous departments and agencies, both state and federal, are authorized by statute to issue and have issued rules binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and which may carry substantial penalties for non-compliance. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability. However, these burdens do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry with similar types and quantities of production. Set forth below is a general description of certain state and federal regulations that have an affect on the Company's operations.

State Regulations. State statutes and regulations require permits for drilling operations, lease bonds, and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing the conservation of oil and gas and the prevention of waste, including the unitization or pooling of oil and gas and rates of production from oil and gas wells. Rates of production may be regulated through the establishment of maximum daily production allowables on a market demand or conservation basis or both.

Federal Regulations. A portion of the Company's oil and gas leases are granted by the federal government and administered by the Bureau of Land Management (BLM), and the Minerals Management Service (MMS), both of which are federal agencies. Such leases are granted through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). For offshore operations, leases must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, Army Corps of Engineers and Environmental Protection Agency), lessees must obtain a permit from the BLM or the MMS prior to the commencement of drilling. The interstate transportation of natural gas is regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1934 and to a lesser extent, the Natural Gas Policy Act of 1978. Since the early 1990's, FERC's regulatory efforts have centered largely around its generic rulemaking proceeding, Order No. 636. Through Order No. 636 and successor orders, FERC has undertaken to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative gas suppliers. By requiring interstate pipelines to "unbundled" their services and provide their customers with direct access to any upstream pipeline capacity held by pipelines, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase gas directly from third-party merchants other than the pipelines. In general, Order No. 636 has facilitated the transportation of gas and the direct access to end-user markets.

With the completion of the Order No. 636 implementation process on the FERC level, FERC's natural gas regulatory efforts have turned towards a number of other important policies, all of which could significantly affect the marketing of gas. Some of the more notable to these regulatory initiatives include (i) two new generic initiatives seeking industry input regarding the pricing, availability, and terms of service for both the short-term and long-term natural gas capacity markets, (ii) FERC's ongoing efforts, aided by the participation of various industry segments through the rulemaking process that resulted in Order No. 587 and its successor orders, to implement uniform standards for electronic bulletin boards, electronic data exchange, and basic business and operational practices of the pipelines, (iii) the issuance of merger policy statement as well as the consideration and relatively expedient approval of surge in merger applications (especially a number of so called "convergence" mergers between electric utilities and gas companies), (iv) increased acceptance of marker and other non-cost-based rates, such as negotiated rates, for interstate pipeline transmission and storage capacity, (v) a newly modified rate-of-return on equity policy for interstate pipelines, and (vi) the examination, through a number of formal rulemaking proceedings, of certain general topics affecting the current energy industry (including a review of regulation governing ex-parte communications, a proposed collaborative process for energy facility applications, an updated landowner notification procedure for pipeline environmental assessments, and the proposed elimination of a number of outdated filing and reporting requirements for pipeline certification applications).

In addition to natural gas regulatory concerns, the FERC's unbundling of the wholesale electric industry through generic rulemaking proceedings in Order Nos. 888 and 889 and their successor orders may impact the natural gas industry. The unbundling of the wholesale electric industry, along with the recent trend toward the implementation of regional system operators and associated power exchanges, have already been recognized as forcing electric utilities to seek out more competitive sources or (or alternatives to ) supplies for their gas-fired generation units.

Numerous states have implemented statutory and regulatory initiatives requiring local distribution companies (LDC's) to develop (to various degrees) unbundled transportation and related service options and rates. Typically, these programs are designed to allow the LDC's commercial, industrial, and in more and more cases, residential customers to have access to transportation service on the LDC, coupled with an ability to select third party city gate gas suppliers. Similarly, several states are also addressing the unbundling of the retail electric markets, ranging from the consideration of initial unbundling proposals to permit, in varying degrees, the implementation of programs allowing direct retail access. These developments have already led a number of industry participants to redirect significant marketing resources to these emerging energy markets.

Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. In particular, the Company's oil and gas exploration, development production and EOR operations, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such regulation has increased the cost of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other facilities. Although the Company believes that its operations and facilities are in general compliance with applicable environmental regulations, risks of substantial costs and liabilities are inherent in oil and gas operations and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future. Although the resulting costs cannot be accurately estimated at this time, these requirements and risks typically apply to companies with types quantities and locations of production similar to those of the Company and to the oil and gas industry in general.

Offshore Production. Though the Company has no offshore properties at this time, it is possible that it may acquire properties in this area in the future. Should this occur, then the Company will be subjected to various regulations as summarized herein. Offshore oil and gas operations are subject to United States Department of Interior and Department of Transportation, The United States Environmental Protection Agency (EPA) and certain state agencies. In particular the Federal Water Pollution Control Act of 1972, as amended, (FWPCA) imposes strict controls on the discharge of oil and its derivatives into navigable waters. The FWPCA provides for civil and criminal penalties for any discharges of petroleum in reportable quantities and along with the Oil Pollution Act of 1990 and similar laws, imposes substantial liability for the costs of oil removal, remediation and damages.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. The persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

Air Emission. The operations of the Company are subject to local, state and federal regulations for the control emissions from sources of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular the 1990 Clean Air Act Amendments impose additional requirements that may affect the Company's operations, including permitting of existing sources and control of hazardous air pollutants. The Company may in the future be subject to administrative enforcement actions for failure to comply strictly with air regulations or permits. These administrative actions are generally resolved through the payment of a monetary penalty and the correction of any identified deficiencies. Alternatively, regulatory agencies may require the Company to forego construction or operation of certain air emission sources.

Other. The Company is subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

Administration

Office Facilities. The Company currently leases approximately 2,982 square feet of office space on the ninth floor of an office facility in Houston, Texas. The lease began on June 1, 2002 for a term of 3 years expiring on May 31, 2005. The base rental rate for the period June 1, 2002 through May 31, 2005 is $4,225 per month. There is no escalation in the basic rent amount for the 3 year term of the lease. The lease is personally guaranteed by the President & CEO, John N. Ehrman.

Employees. As of September 30, 2002, the Company had 5 full time employees and no part time employees. All of the Company's employees are located at its office in Houston. None of the employees are covered by a collective bargaining agreement. As of September 30, certain employees of the Company were still awaiting compensation associated with the Company's start-up. The same employees have agreed to take corporate stock as part of their compensation. The Company will file a Form S-8 in order to issue 1.6 million freely trading shares of its stock to employees that are owed back pay in order to cover a portion of back pay. The remainder of unpaid wages will be paid in cash by the Company at a near future date.

Reports to Security Holders

Rocky Mountain Energy Corporation is a publicly traded company listed on the OTC Bulletin Board under the symbol RMEC. As a publicly traded company we are required to file certain reports to the security holders and to the Securities Exchange Commission (SEC). The reports that we have filed to date with the SEC are Forms 8-K, Current Report; 8-K/A, Amended Current Report; S-8, Securities to be offered to Employees in Benefit Plan ; 10-QSB, Optional Form for Transitional and Small Business Issuers; NT 10-K, Notification of Inability to timely File Form 10-KSB; NT 10-Q, Notification of Inability to Timely File Form 10-QSB; 3, Initial Statement of Beneficial Ownership of Securities. These filings are available to the public and can be found under the SEC website http://www.sec.gov. The Company's CIK (Central Index Key) is 0001114977 for the purposes of locating the filings.

Item 2 Description of Property

Office Facilities. The Company currently leases approximately 2,982 square feet of office space on the ninth floor of an office facility in Houston, Texas. The lease began on June 1, 2002 for a term of 3 years expiring on May 31, 2005. The base rental rate for the period June 1, 2002 through May 31, 2005 is $4,225 per month. There is no escalation in the basic rent amount for the 3 year term of the lease.

The Company has not acquired any oil and gas properties as of the end of its Fiscal Year, September 30, 2002. Therefore, there are no proved reserves on our books as of this reporting date. However, the Company has closed two separate acquisitions subsequent to its fiscal year end, and these properties are discussed in detail in Part II, Item 6 "Management Discussion and Analysis".

Item 3 Legal Proceedings

Rocky Mountain Energy Corporation vs. Salvatore Russo et al

On October 23, 2002, in the District Court of Harris County, Texas 113 Judicial District, Rocky Mountain Energy, as plaintiff, filed a suit against Salvatore Russo; SOS Resource Services, Inc. a New York corporation; Consolidated American Finance Services Group LLC; Consolidated American Energy Resources, Inc.; George Melina; Regent Consulting and EuroPacific Asset Management Corporation; Horst Danning; Ron Brooks dba Marathon Corporation jointly as defendants.

Rocky Mountain represented to Defendants Russo, Melina, Danning and Brooks that Rocky was looking to make acquisitions of oil and gas properties and companies and was in the need of financing in order to accomplish said acquisitions. Each of the four Defendants represented to Rocky that Defendant Brooks ostensibly controlled, (Marathon Corporation had $1.5 billion in assets), a credit line of over $600 million, and that it would agree to give Rocky a line of credit in the amount of $40 million in exchange for 20,000,000 shares of Rocky common stock to Marathon Corporation with rights of registration.

Brooks also stated that in order to obtain the financing, Rocky would have to put up $100,000 for various fees up front. In response to Rocky's request for credit references and documentation, Defendant Brooks, on or about May 23, 2002, delivered to Rocky documents ostensibly from Ernst and Young and from Union Bank of Switzerland which appeared to be authentic, but which were determined to be fake and fraudulent several months later, as well as a Credit Agreement, ostensibly for the granting of credit of $40,000,000 to Rocky by Marathon Corporation.

After reviewing the documentation, the Credit Agreement was signed on behalf of Rocky who then wired $100,000 at Defendant Brooks direction. Of this $100,000, it was later discovered that Defendant Russo received at least $12,500; Defendant Melina received at least $12,500 and Defendant Danning received at least $25,000.

As a result of the representations made and the Credit Agreement, Rocky attempted to proceed with acquisitions of B,C&D properties from the credit line. Along this line, a check was issued by Marathon Corporation and signed by Defendant Brooks for $3,000,000 to fund this acquisition. On approximately August 7, 2002, the check was returned for non-sufficient funds. Prior to the return of the $3,000,000 check, Defendants Russo, Melina, and Brooks acquired a total of 8,000,000 shares of Rocky common stock from existing shareholders, which shared were escrowed with and through an attorney, Jim K. Choate, who was introduced to Rocky by Defendant Russo.

In late August, Rocky determined that the $3,000,000 as well as the $40,000,000 were a fraud and demanded that any stock in the hands of Defendants Russo, Melina and/or Brooks be returned.

The claims of Credit Agreements, and other funding have proved to be fraudulent, Rocky is demanding return of the $100,000 initial amount paid to Ron Brooks for the Marathon Corporation line of credit and the 9,000,000 shares of stock issued by Rocky.

Current Update

On November 22, 2002, Rocky reached agreement on recovery of 5.9 million disputed shares with Defendants Sal Russo, SOS Resources, George Melina, Consolidated American Energy Resources Inc., Regent Consulting and Consolidated American Finance Services Group LLC. These parties mutually released each other from any future liability.

Rocky will continue its suit against Brooks, Marathon Corporation (no relation to Marathon Oil Company or subsidiary of USX) and Danning for the balance of the relief sought. Russo, on behalf of SOS Resources and Regent Consulting, as well as Melina for Consolidated American Companies are joining Rocky in the suit remaining against Defendant Brooks, Marathon Corporation and Danning, and give their support to the decision to continue the action against them.

Rocky Mountain Energy Corporation and John N. Ehrman vs. Clyde Vanderbrouk and Daniel Silverman

On September 16, 2002, in the District Court of Harris County, Texas 190 Judicial District. Rocky Mountain Energy (Rocky) filed suit as plaintiff against Clyde Vanderbrouk and Daniel Silverman, defendants.

Plaintiff Rocky Mountain Energy Corporation and John N. Ehrman charge as follows:

Defendants Vanderbrouk and Silverman both were officers of Regent Energy Corporation when Plaintiff Ehrman was the President and CEO of the same. Defendant Vanderbrouk sent out anonymous letters to creditors of Regent stating that they would never see their money owed them by Regent, thus violating fiduciary duty as an officer of Regent. Silverman was befriended by Vanderbrouk who joined him in activities designed to damage Regent. Silverman continued to feed confidential information to Vanderbrouk who would then post it on the internet in a drive to push the company out of business.

In May of 2002, Plaintiff left Regent and began as President/CEO of Rocky Mountain Energy. As the business of Rocky developed and press releases were being made concerning signing a line of Credit with Marathon Corporation, followed by the acquisition of the B,C&D property, Defendants Silverman and Vanderbrouk made statements on the Internet that the above mentioned transactions did not occur and urged investors to short Rocky's common stock, thus doing much harm to the company. The Defendants also alleged that Ehrman was involved in a "pump and dump" scheme. This allegation is meritless since Ehrman is subject to SEC Rule 144 for his ability to sell his restricted shares. However, resulting from the assertions of Silverman and Vanderbrouk, a massive short play was mounted, damaging the value of the stock of Rocky Mountain Energy Corporation.

Rocky is seeking relief as follows: (1)where judgments against both Defendants jointly and severally for Rocky's damages in an amount in jurisdictional limits of this Court; (2) exemplary damages as determined by the trier of the fact, together with interest at the legal rate from date of judgment until paid; (3) Costs of Court and interest on such judgment until paid; (4) Such other and further relief to which Plaintiff may be justly entitled; (5) Permanent injunctive relief to stop the offensive behavior.

Item 4 Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of Security Holders since the inception of the Company.

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Rocky Mountain Energy Corporation was formed when a company named Cavallo Energy Corporation (a privately held corporation) merged into Emission Control Devices, Inc. (a publicly traded company), on May 29, 2002. The name of the new corporation was changed to Rocky Mountain Energy Corporation and is listed on the OTCBB with the symbol RMEC.

Cavallo Energy was formed on May 10, 2002 as a special purpose corporation to merge with Emission Control Devices ("EMCD" OTCBB), a public company. On May 29, 2002, Cavallo reverse merged with "EMCD" and formed Rocky Mountain Energy Corporation, a public company. Cavallo is now a wholly owned subsidiary of Rocky Mountain Energy Corporation.

		Price Range ($0.00)
		High	Low
2002
	Third Fiscal Quarter	1.01	0.84
	Fourth Fiscal Quarter	0.46	0.012
	First Fiscal Quarter	0.29	0.125

On October 31, 2002, the Board of Directors authorized the repurchase of up to 8,000,000 of its shares of common stock representing approximately 30% of the outstanding trading shares. The purchases may be conducted from time to time on the open market or in private transactions. The shares of common stock are being purchased to return the shares to treasury for corporate purposes and improve the Company's financial position.

On November 20, 2002, the Company announced that a ten percent stock dividend will be payable to shareholders of record as of Wednesday, November 27, 2002. All shareholders of record on November 27, 2002 as of the close of trading will receive a 10% dividend payable in common shares on their holdings of Company common stock. The ability of the Company to pay any future cash dividends is directly dependant on the available cash flow from operations. Currently, there is no excess cash flow from operations.

At September 30, 2002, the Company had approximately 2,100 shareholders of record and 57,983,061 shares of its common stock issued and outstanding. Approximately 24,000,000 shares are in the public float.

Item 6 Management's Discussion and Analysis or Plan of Operation

GENERAL

As of September 30, 2002, the Company had not closed on any no property acquisitions and had no proved reserves. Accordingly, no revenues have beening earned from operations during the period from inception, May 10, 2002, to September 30, 2002. Subsequent to September 30 2002, the Company has taken steps to close two different acquisitions of properties/companies in the Rocky Mountain region of the United States. However, the Company must complete the funding of a $200,000 short-term note payment to complete the larger of the two acquisitions. The Company is continually searching for properties within the Rocky Mountain region and that fit within the operating, technical, and cash flow parameters that we believe will allow us to be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Development Stage Enterprise

The Company reports as a development stage enterprise because, since its inception, substantially all efforts by management have been directed in the areas of financial planning, capital raising and identification of oil and gas properties for acquisition.

Oil and Gas Producing Activities

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. The Company capitalized no internal costs in the period ended September 30, 2002. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

The Company will compute the depreciation, depletion and amortization ("DD&A") of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties will be excluded from the amortizable base until evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, will be added to the amortizable base. These future costs, when incurred, will be estimated by engineers employed by the Company.

The Company will limit the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess will be charged to additional DD&A expense.

Given the volatility of oil and gas prices, it is reasonably possible that estimates of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that a write-down of oil and gas properties would result.

Significant unproved properties will be periodically assessed for possible impairments or reductions in value. If a reduction in value occurs, the impairment will be transferred to proved properties. Unproved properties that are individually insignificant will be amortized over an average holding period.

Oil and Gas Revenues

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrues revenue relating to production for which the Company has not received payment. As of September 30, 2002, the Company had not completed the acquisition of any oil and gas properties. Accordingly, no revenue related to oil and gas production has been reported.

BUSINESS STRATEGY

Our business strategy is to acquire proved oil and natural gas reserves, including proved undeveloped reserves, and to expand reserves, production and cash flow through development and exploitation of such reserves. The key elements of our strategy are:

Regional Focus. We seek to acquire proved reserves in the geographic core areas in which we maintain operational expertise in the San Juan Basin, New Mexico and Rocky Mountain regions. Based on the results of recent activities in the San Juan Basin of New Mexico and in Rocky Mountain region by other participants in the oil and natural gas industry, we believe that sizable unexploited reserves remain in these areas.

Property Mix. We seek to acquire properties that are a combination of producing and non-producing assets. We believe that producing properties will provide immediate revenue and cash flow, while non-producing assets will provide future development opportunities and, ultimately, reserves at a reduced cost, because based on the experience of our management, proved undeveloped properties are typically sold at a reduced price compared to producing properties. Additionally, we seek properties that have additional development potential for non-proved reserves, such as probable and possible reserves.

Aggressive Management And Exploitation Of Assets. Our goal is, when possible, to act as the"operator" of the properties that we acquire. As operator, we believe that we can most economically direct critical functions in the exploration and production process. These functions include:

* determining the area to develop and explore;

* managing production;

* managing the permitting and optioning process;

* determining seismic survey design;

* overseeing data acquisition and processing; and

* identifying each prospect and drill site.

Technological Expertise. We have operational expertise in each geographic core area in which our recent property acquisitions are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.

Business Strategy. Our business strategy is to acquire oil and natural gas properties with existing proved reserves of oil and natural gas and to develop proved undeveloped reserves of oil and natural gas. Key elements of our strategy are:

* Focus on acquiring additional producing oil and gas properties in areas that we have identified in our geographic core areas the San Juan Basin of New Mexico and the Rocky Mountains;

* Acquire properties containing both developed and undeveloped reserves;

* Aggressively manage and exploit all properties acquired; and

* Use technological expertise to develop reserves.

* We have operational expertise in each geographic core area in which our properties are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.

ACQUISITIONS

Horseshoe Gallup/Northeast Hogback and B, C & D

In June 2002, the Company had reached agreement to close on two different properties as reported in the Report 10-Q. These properties were the Horseshoe Gallup/Northeast Hogback Properties (HGU/NEHB) in the Four Corners Area of New Mexico and the B, C & D Properties in the same area. Terms had been mutually agreed on with both of these acquisitions and all paperwork had been sighed by both parties. The Company was awaiting funding from Marathon via the Credit Agreement which was already in place. The Agreement with Marathon subsequently proved to be fraudulent, therefore neither of these acquisitions was consummated with funding. The Company has signed a mutual release regarding the B, C & D properties and has ceased to pursue the acquisition of these properties.

An amount of approximately $26,060 had been paid by the Company in an attempt to close the HGU/NEHB properties. It was intended that these amounts were to be credited to the Company at closing. Since no such closing took place, the Company will expense these amounts as "unsuccessful acquisition costs".

The Company may still pursue the acquisition of the HGU/NEHB Properties from Regent Energy Corporation, however, the outcome of this is still uncertain. Regent is a related party in that the Chairman of the Board of the Company is also a Board member of Regent, and the President/CEO of the Company is the former President/CEO of Regent. The Chairman of the company owns 154,328 shares of Regent stock which represents 0.43% of the common stock of Regent, while the President of the Company owns 4,813,112 shares of Regent representing 13.61% of Regent's common shares.

United States Oil Co.

On November 1, 2002, Rocky Mountain Energy Corporation took steps to acquire the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Co. (U.S. Oil). This acquisition, if completed according to its terms will results in Rocky Mountain purchasing the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. Net proved reserves to the interest purchased (at a price of $2.9 million) is estimated to be 56.4 billion cubic feet (Bcf) gas. The proved reserves represented by this acquisition are proved undeveloped and development activities must take place in order to generate cash flow to the company. Development funding of $3 million is needed to drill shallow wells at approximately 2,300' to 4,200' in depth. Development will begin with the drilling of a proved undeveloped Almond location (4,200') well in which the Company will also encounter the prolific Lewis sand at 3,500' and coal bed methane formations at shallower depths, around 2,300'. Expected initial flow rate is 1,000 Mcfpd. Reserves are long-term gas reserves with moderate decline curves. There are two wells already drilled which encountered the gas sands mentioned above awaiting completion which will begin immediately.

PROVED RESERVES (000s Omitted)
	BCF	Net Undiscounted.	Net PV10%

Proved Undeveloped	56.4	$100,333	$51,300

The purchase price for U.S. Oil is $2.9 million to be satisfied with are a $200,000 short term note due on November 15, 2002, and a convertible note bearing 2% interest per annum for two years for the remaining $2.7 million. Interest is payable quarterly on the convertible note. The convertible note cannot be converted during the first twelve months, but can be converted to Company common stock thereafter through maturity at the then prevailing stock price. The Company, at its option, may force conversion should the share price average $1.50 per share for 60 days or longer. On January 3, 2003, a $30,000 partial payment on the $200,000 note was made. Because of the partial payment, the term of the note has been extended by U. S. Oil Co. to January 15, 2003. The Company is currently raising cash to pay the remaining $170,000 balance of the $200,000 short term-note.

The transaction to acquire U.S. Oil is a related party transaction since Mr. Steve Lieberman, the President of U.S. Oil is also a director of the Company. Mr. Lieberman owns 275,000 shares of the Company's common stock as of December 31, 2002.

H & N LLC

On December1, 2002, the Company acquired H&N LLC's interest in Stratus Energy, LLC a Limited Liability Corporation organized pursuant to the laws of the state of Arkansas. The properties acquired in this transaction consist of 16,438 acres in Las Animas County, Colorado and Colifax County, New Mexico in the Raton Basin producing area. The properties comprise the Trinidad Coal bed Methane project. The purchase price was 1,000,000 shares of the Company's common stock which was valued at approximately $150,000 at the time of the transaction. The Trinidad project is an ideal acquisition for the Company since it is geographically favorable to the Company's existing properties and within the areas of its expertise. We anticipate that this acquisition will produce significant production income for the year 2003. Additionally, the property itself will be used for development financing. Upon development, this property could produce in excess of $3 million in revenues per month to the Company's interest. Estimated ultimate recoverable reserves for the Trinidad Coal bed Methane Project are 200 Bcf, being 2 Bcf per well for 100 wells drilled on 160 acre spacing. Under the terms of the purchase and sales agreement, the seller has also agreed to provide development capital to produce and maximize cash flow on the properties.

The Company expects to begin development of the property in March 2003. Drilling will be done in a "five spot" pattern, being four gas wells drilled around a saltwater disposal well. Coal gas wells produce significant amounts of water along with the gas. Coal gas wells are very low-risk drilling. The gas is found in layers of coal which blanket an area measured in the thousands of acres. The gas will be marketed through the El Paso gas line, which runs near the field.

The Company's field is located between the Trinidad Gas Field, which has produced over 150 Billion cubic feet of gas to date, and the Garcia Field. The coal bed sections average 12 feet to 14 feet in thickness and wells are estimated to produce up to 2 Bcf per well from a relatively shallow 3,300'. The discovery well, the Phillips Petroleum #6-17, was completed from 3,055' to 3,240' in 23 feet of coal beds. Reservoir shut-in pressure was 1,504 pounds per square inch (psi). After twenty-four years of production, shut-in pressure was still 1,472 psi, denoting very little decline and indicating the possibility of large volumes of remaining reserves.

CAPITAL RESOURCES

Current Situation

Since it began operations on May 10, 2002 the Company has generated no cash flows from operations. The cash needs are being met by advances from the CEO of the Company and from certain investors. Management anticipates that the cash flow from the properties we are purchasing from United States Oil Company will be provide the Company with sufficient cash flows to meet our normal general and administrative expenses and field operating expenses, provided that our development program produces the quantities of gas management anticipates. The Company does not have an ongoing line of credit at this time, and without such can not guarantee that there will be sufficient cash to meet daily ongoing needs. We are counting on cash flow from operations and/or a future credit line to satisfy our cash flow needs.

Due to the liquidity problems the Company is currently experiencing, the Company's auditors have included an emphasis paragraph in their report on the Company's September 30, 2002 consolidated financial statement that indicates that there is substantial doubt about the Company's ability to continue as a going concern.

Marathon

On May 16, 2002, the Company and Marathon Holding Corporation and Marathon Corporation USA, its subsidiary ("Marathon"), entered into a term sheet to establish a line of credit for the Company. On June 20, 2002, the Company signed the Credit Agreement with Marathon.

The terms and conditions of the agreement were as follows:

* 1/4% commitment fee to UBS ($100,000 already paid to Marathon)

* interest rate is LIBOR plus 4%

* quarterly interest

* two year term

The proceeds of this line of credit were to be used for the acquisition of HGU/NEHU for approximately $6 million, Wyoming gas project for approximately $3 million, B, C & D for approximately $2.5 million and approximately $6 million for development. Total to be used is approximately $17.5 million, leaving approximately $22.5 million for further acquisition and development of proved reserves in our core area.

Marathon was to receive 20 million shares as a result of the UBS line, which had been escrowed. The shares were not be transferred to Marathon until the $40.0 million line of credit was funded.

Subsequently, it was learned that Marathon had defrauded the Company and that no credit line existed. The Company had already paid the commitment fee of $100,000 to Marathon and had placed 20,000,000 shares of its common stock in escrow for Marathon to be held until Marathon had performed on the line of credit. The Company has filed suit against Marathon and all the parties involved for recovery of the commitment fee and for shares of stock granted to certain individuals connected to the Marathon deal. The line of credit does not exist and no funding will come from this agreement. The suit against Marathon is still pending, though the Company has reached agreement with certain individuals named separately in the suit for the recovery of shares of common stock. The Company has expensed the $100,000 commitment fee and an additional $210,000 representing $0.10/share for the 2.1 million unrecovered shares of Company stock related to the Marathon Agreement. While these amounts are significant and represent a substantial portion of our reported loss, these are one-time expenses only. Fees related to credit facilities are usually amortized over the life of the facility.

More information concerning the litigation involved on this case can be found in Part I, Item 3 Legal Proceedings of this document.

Short Term Note with Mathers Associates

On July 2, 2002, the Company entered into a 90-day note at 9% interest for the sum of $100,000. The note is due and payable on October 2, 2002. Default interest on this note is at a rate of 18%. The note is guaranteed by the Company and personally by the President of the Company. The note has been extended until April 30, 2003 by mutual consent of the parties.

Residential Resources Financial Services

On November 12, 2002, the Company executed an agreement with Residential Resources Financial Services ("Residential"), an investment banking firm, to provide up to $100 million of acquisition and development financing for proved oil and gas projects. The funding will be secured, with, among other things, each of the proved oil and gas reserves the Company purchases. A commitment fee of $50,000 was paid to Residential Resources who has funded $2.9 billion in secured loans to date.

Each project assigned for funding will need to pass due diligence by Residential. Terms are likely to be at market rates at the time bonds are issued. Interest rates are at their lowest in forty years and market conditions for securitization are very favorable. The financing is asset based geared to current cash flowing properties, so there is no dilution to our stock. The process with Residential to close a transaction is expected to take approximately 120 days from start to finish, and no assurances can be made when or if every project will close, however.

International Mercantile Holding Group, Inc. $3 million Credit Facility

On January 7, 2003, the Company signed a Loan Agreement with International Mercantile Holding Group, Inc., a New York Corporation wherein the Company will borrow approximately $90,000 from IMHG. The first $90,000 is a first tranch draw-down which can be drawn up to $3 million. Terms of the note are that interest is charged at prime rate, currently 4.25%, with interest paid semi-annually beginning July 1, 2003. The principal is due on December 30, 2005. The note is secured with 2 million shares of RMEC section 144 Restricted stock, which will be returned to the Company upon payment of the note.

Stifel, Nicolaus & Company

On January 8, 2003, the Company announced that it has hired Stifel, Nicolaus & CO. Inc., investment bankers of Denver Colorado to locate and negotiate suitable cash flowing acquisitions of proved oil and gas properties in the Rocky Mountain region. Stifel, Nicolas was founded in 1890 and managed numerous significant financings, including Chicago's O'Hare airport in 1961. In 1983 the firm went public on the NYSE (ticker "SF"). Today, Stifel, Nicolaus is a full service regional brokerage and investment-banking firm providing securities brokerage, investment banking, trading, advisory and related financial services. The firm has 77 offices in 30 states employing 1,200 employees. The energy unit has completed $800 million in capital raising and advised on 19 M&A, valuation and fairness opinions. The Company anticipates contracting in the near future with several of the acquisition candidates that Stifel, Nicolaus has presented to this point, as combining current high cash flow properties with our proved undeveloped reserve base is the core of our business plan.

Recently Issued Pronouncements

SFAS No. 141 and SFAS No. 142: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position because the company did not complete any business combinations or record any significant intangibles during the period from its inception to September 30, 2002.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company has not entered into any transactions that resulted in the recognition of goodwill and has recognized no other intangibles.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company does not currently have significant long-lived assets.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date; however the impact of its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Because, to date, the Company has issued no employee stock options, the adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial disclosures.

Item 7 Financial Statements

The Company's audited financial statements as of September 30, 2002 are located at the end of this report after the signatures beginning on page F-1.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There are no disagreements with the outside accountants.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name	Age	Position	Committees	Served as Director or Officer Since
Paul Bornstein	46	Chairman of the Board	Chairman of Audit	May 10, 2002
John N. Ehrman	47	President/ CEO Director	Audit	May 10, 2002
Steve Lieberman	51	Director	N/a	May 10, 2002
Al Zelinski*	67	Director	N/a	May 25, 2002 until September 19, 2002
Michael Pugh	50	Chief Financial Officer	N/a	May 17, 2002

* Mr. Zelinsky resigned his position as a Director on September 19, 2002.

John N. Ehrman

President and Chief Executive Officer and a Director since May 10, 2002. In April 1997, Mr. Ehrman founded Regent Energy Corporation (an oil and gas production company formerly known as Vulcan Minerals & Energy, and Playa Minerals & Energy). From 1992 to March 1997 served as President and Co-Founder of Midcon Offshore, Inc., a privately held corporation.

Paul A. Bornstein

Chairman of the Board since May 10, 2002. From 1998 to present, Mr. Bornstein has been an independent financial consultant. From 1996 until 1998, Mr. Bornstein served as an Equity Analyst with Merrill Lynch Asset Management. From 1994 until 1996, Mr. Bornstein served as an Equity Analyst with Fleet Investment Advisors.

Steve Lieberman

Director since May 10, 2002. Mr. Lieberman is a licensed petroleum engineer, specializing in oil and gas reservoir engineering. Mr. Lieberman is an expert in evaluating the future economic potential of oil and gas properties. Mr. Lieberman has 25 years experience with major and independent oil companies and now heads American Energy Advisors (Denver) which represents buyers and sellers of oil and gas properties.

Michael Pugh

Chief Financial Officer since May 17, 2002. From 1981 to 2001, Mr. Pugh served in various positions with Santa Fe Energy Resources, Inc. From 1993 until March 1996 served as Vice President Finance of Santa Fe Energy Resources Southeast Asia Companies. Upon repatriation to the United States in 1996, Mr. Pugh served as Treasurer for International Operations, Manager of Risk Management, and Administrative Manager for International Operations. Most recently, Mr. Pugh served as Vice President/Chief Financial Officer of Regent Energy Corporation from March 1991 until May 2002.

Term of Office

The term of office of the current officers and directors shall continue until new directors are elected or appointed.

Family Relationships

None of the Company's officers or directors are related to one another.

Involvement in Certain Legal Proceedings

During the past five years, other than as indicated, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Personally filed, or was a general partner or executive officer of any business by or against which was filed, any bankruptcy petition, whether at the time of such filing or two years prior thereto;

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

John N. Ehrman, President and CEO, filed a Chapter 7 Petition for Bankruptcy in the United States Bankruptcy Court in Houston, District of Texas, on October 31, 2002, as a result of personal guarantees in excess of $11 million made on behalf of former employers of Mr. Ehrman, that had defaulted on their obligations. As a result of negotiations with the personal guarantee creditors, Mr. Ehrman requested a dismissal of the bankruptcy petition in January 2003.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Mr. Bornstein, Mr. Lieberman and Mr. Pugh have not filed Forms 3 or 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

Item 10 Executive Compensation

Summary Compensation Table

Name and Position	Year	Annual Compensation			Long Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SAR's (#)	LTIP Payouts ($)	All Other Compensation ($)
J. N. Ehrman President and Chief Executive Officer	2002	200,000	3% EBITDA	None	None	5,500,000	None	None
Paul Bornstein Chairman of the Board	2002	60,000	3% EBITDA	None	None	275,000	None	None
Michael A Pugh Chief Financial Officer	2002	150,000	1.5% EBITDA	None	None	165,000	None	None

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

The Chairman owns 275,000 shares of the Company's stock, which is approximately 0.4% of the total shares outstanding, and the Chief Executive Officer is the beneficiary of a trust, which owns 5,500,000 shares of the Company's stock representing approximately 8.6% of the total shares outstanding.

Item 11 Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Security of 5% or More as of December 31, 2002
Title of Class (1)	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common Stock	Ehrman Family Trust* 86 Red Sable Drive The Woodlands, TX	5,500,000	8.6%

Security Ownership of Management as of December 31, 2002
Title of Class (1)	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Owner (3)	Percent of Class
Common Stock	Ehrman Family Trust* 86 Red Sable Drive The Woodlands, TX	5,500,000	8.6%
Common Stock	Paul Bornstein 691 Mountain Rd. W. Hartford, CT	275,000	0.4%
Common Stock	Al Zelinsky ** 256 Lagoon Drive Northfield, IL	990,000	1.6%
Common Stock	Steve Lieberman American Energy Advisors 161 Glenview Lane Evergreen CO	275,000	0.4%

* Mr. John N. Ehrman, President and CEO of the Company is a beneficiary to the Ehrman Family Trust

** Mr. Zelinsky resigned his position as Director on September 19, 2002 and holds no other Management position with the Company.

Item 12 Certain Relationships and Related Transactions

United States Oil Co.

The transaction to acquire U.S. Oil is a related party transaction since Mr. Steve Lieberman, the President of U.S. Oil is also a director of the Company. Mr. Lieberman owns 275,000 shares of the Company's common stock as of December 31, 2002.

On September 23, 2002, Rocky Mountain Energy Corporation acquired the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Co. (U.S. Oil) with an effective date of November 1, 2002. This acquisition results in Rocky Mountain purchasing the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. Net proved reserves to the interest purchased (at a price of $2.9 million) is estimated to be 56.4 billion cubic feet (Bcf) gas. The proved reserves represented by this acquisition are proved undeveloped and development activities must take place in order to generate cash flow to the company. Development funding of $3 million is needed to drill shallow wells at approximately 2,300' to 4,200' in depth. Development will begin with the drilling of a proved undeveloped Almond location (4,200') in which the Company will also encounter the prolific Lewis sand at 3,500' and coal bed methane formations at shallower depths, around 2,300'. Expected initial flow rate is 1,000 Mcfpd. Reserves are long-term gas reserves with moderate decline curves. There are two wells already drilled which encountered the gas sands mentioned above awaiting completion which will begin immediately.

The Company paid $2.9 million for U.S. Oil. The terms of the transaction are $200,000 in cash on or before November 15, 2002, with a convertible note bearing 2% interest per annum for two years for the remaining $2.7 million. Interest is payable quarterly on this note. The note cannot be converted during the first twelve months, but can be converted to Company common stock thereafter through maturity at the then prevailing stock price. The Company, at its option, may force conversion when the share price averages $1.50 per share for 60 days or longer. As of January 3, 2003, a partial payment on the $200,000 note has been made. Because of the partial payment, the term of the note has been extended by U. S. Oil Co. to January 15, 2003, while retaining the effective date of November 1, 2002.

Item 13 Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	SEC No.	Description
1.	2.1	Acquisition Agreement Between Rocky Mountain Energy Corporation (Buyer) and United States Oil Company (Seller) to acquire all the stock of United States Oil Company in exchange for stock of Rocky Mountain Energy Corporation.
2.	2.2	Acquisition Agreement Between Rocky Mountain Energy Corporation (Buyer) and H&N LLC (Seller) wherein Rocky Mountain will acquire H&N's interest in Stratus Energy, LLC.
3.	4.1	Loan Agreement between Rocky Mountain Energy Corporation (Borrower) and International Mercantile Holding Group (Lender) on a $3 million Credit Facility.
4.	4.2	Promissory Note between John N. Ehrman and International Mercantile Holding Group
5.	4.3	Pledge Agreement between John N. Ehrman and International Mercantile Holding Group
6.	99.1	Letter of Agreement between Rocky Mountain Energy Corporation (Borrower) and Residential Resources (Lender) for line of credit.

Reports on Form 8-K

1. On January 2, 2003, the Company filed Form 8-K informing of a change in Certifying accountants from Massella Rubenstein LLP from New York City to Ham Langston & Brezina in Houston. This document also noted the termination of the B,C&D transaction and the purchase of United States Oil Company in September and the Purchase of 50% of the undivided interest of H&N LLC interest in Colifax County, New Mexico and in Las Animas County, Colorado.

2. On November 7, 2002, the Company filed Form 8-K regarding a change in its Fiscal year end from December 31 to September 30 which is the same as the year end of its Subsidiary company, Cavallo Energy.

3. On September 13, 2002, the Company filed Form 8-K announcing that it was defrauded by Marathon USA Corporation (no relationship to Marathon Oil or US Steel) on its $40 million Credit Facility.

4. On August 12, 2002, the Company filed Form 8-K regarding a change in the Company's Certifying accountants from Anderson, Anderson & Strong of Salt Lake City, Utah to Massella Rubenstein LLP of New York.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN ENERGY CORPORATION By /S/ JOHN N. EHRMAN _______________________ John N. Ehrman President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.
Signature	Title	Date

/S/ PAUL BORNSTEIN _____________________	Chairman of the Board, Director	January 13, 2003
Paul Bornstein

/S/ JOHN N. EHRMAN _____________________	President, Chief Executive Officer and Director	January 13, 2003
John N. Ehrman
/S/ STEVE LIEBERMAN ______________________	Director	January 13, 2003
Steve Lieberman

/S/MICHAEL PUGH ______________________	Chief Financial Officer	January 13, 2003
Michael Pugh

I, John N. Ehrman, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Rocky Mountain Energy Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003	/S/ JOHN N. EHRMAN _____________________ John N. Ehrman President and Chief Executive Officer

I, Michael Pugh, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Rocky Mountain Energy Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003	/S/ MICHAEL PUGH ___________________ Michael Pugh Chief Financial Officer

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

__________

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT ACCOUNTANTS

for the period from inception, May 10, 2002, to September 30, 2002

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

TABLE OF CONTENTS

__________

Report of Independent Accountants

The Board of Directors and Stockholders

Rocky Mountain Energy Corporation

We have audited the accompanying consolidated balance sheet of Rocky Mountain Energy Corporation (a corporation in the development stage) as of September 30, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from inception, May 10, 2002, to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rocky Mountain Energy Corporation as of September 30, 2002, and the consolidated results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses and negative cash flows from operations and has a net capital deficiency at September 30, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

December 27, 2002

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)
CONSOLIDATED BALANCE SHEET
September 30, 2002

__________

ASSETS
Current assets	$
__________
Property and equipment
Office furniture and fixtures	3,749
Office equipment under capital leases	52,114
__________
55,863
Less accumulated depreciation and amortization	(3,677)
__________
Net property and equipment	52,186
__________
Lease deposits	4,225
__________
Total assets	$ 56,411
=========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable	$ 100,000
Book overdraft	445
Notes payable to stockholders	35,131
Current portion of capital lease obligation	52,114
Accounts payable and accrued liabilities	315,509
__________
Total current liabilities	503,199
__________
Commitments and contingencies

Stockholders' equity (deficit):
Common stock: $.001 par value; 200,000,000 shares authorized, 57,983,061 issued and 24,747,373 outstanding	24,747
Additional paid-in capital	725,384
Unissued common stock	100,000
Deferred compensation	(222,167)
Losses accumulated in the development stage	(1,074,752)
__________
Total stockholders' equity (deficit)	(446,788)
__________
Total liabilities and stockholders' equity (deficit)	$ 56,411
=========

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENT OF OPERATIONS

for the period from inception, May 10, 2002, to December 31, 2002

__________
Costs and expenses:
General and administrative	$ 519,584
Depreciation and amortization	3,677
Loss from unsuccessful acquisitions	82,875
Loss from unfunded loan agreement	310,000
Recapitalization costs	153,897
Interest expense	4,718
__________
Net loss	$ (1,074,752)
=========
Basic and diluted net loss per common share	$ (0.05)
=========
Weighted average common shares	21,650,900
=========

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

for the period from inception, May 10, 2002, to September 30, 2002

__________

	Common Stock		Additional Paid-in Capital	Unissued Common Stock	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at inception, May 10, 2002	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of common stock for initial capitalization	17,874,590	17,875	-	-	-	-	17,875
Recapitalization effective May 29, 2002 (See Note 1)	22,783	22	-	-	-	-	22
Common stock issued for recapitalization costs at a price of $0.10 per share (See Note 1)	1,360,000	1,360	134,640	-	-	-	136,000
Common stock sold and issued for cash at a price of $0.10 per share	500,000	500	49,500	100,000	-	-	150,000
Common stock issued for services at a price of $0.10 per share (See Note 12)	390,000	390	38,610	-	(39,000)	-	-
Common stock issued in connection with a financing arrangement that was never funded (See Note 6)	20,000,000	20,000	1,980,000	-	-	-	2,000,000
Common stock previously issued under a financing arrangement that was recovered by the Company (See Note 6)	(17,900,000)	(17,900)	(1,772,100)	-	-	-	(1,790,000)
Common stock approved for issuance under a compensatory stock plan - 2,500,000 shares valued at $0.10 per share (See Note 12)	2,500,000	2,500	247,500	-	(250,000)	-	-
Amortization of deferred compensation (See Note 12)	-	-	-	-	66,833	-	66,833
Interest expense on stockholder advances (See Note 12)	-	-	500	-	-	-	500
Compensation expense to stockholders/officers (See Note 12)	-	-	46,734	-	-	-	46,734
Net loss	-	-	-	-	-	(1,074,752)	(1,074,752)
	__________	__________	__________	__________	__________	__________	__________
Balance at September 30, 2002	24,747,373	$ 24,747	$ 725,384	$ 100,000	$ (222,167)	$ (1,074,752)	$ (446,788)
	=========	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the period from inception, May 10, 2002, to September 30, 2002

__________
Cash flows from operating activities:
Net loss	$ (1,074,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	202
Amortization of assets under capital lease	3,475
Common stock issued for services	34,875
Common stock issued for recapitalization	119,022
Compensation of officer stockholders	46,734
Interest on stockholder advances	500
Amortization of deferred compensation cost	66,833
Loss from unsuccessful acquisitions	82,874
Loss from unfunded loan agreement	310,000
Changes in operating assets and liabilities:
Lease deposits	(4,225)
Accounts payable and accrued liabilities	315,509
Book overdraft	445
__________
Net cash required by operating activities	(98,508)
__________
Cash flows from investing activities:
Purchase of office furniture and fixtures	(3,749)
Acquisition costs	(82,874)
__________
Net cash required by investing activities	(86,623)
Cash flows from financing activities:
Proceeds from notes payable	100,000
Payment of loan costs of unfunded loan agreement	(100,000)
Proceeds from notes payable to stockholders	35,131
Proceeds from the sale of common stock	150,000
__________
Net cash provided by financing activities	185,131
__________
Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at beginning of year	-
__________
Cash and cash equivalents at end of year	$ -
=========

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies

Organization

Rocky Mountain Energy Corporation is a corporation in the development stage that was formed to acquire and develop oil and gas properties. The Company was originally incorporated in Texas on May 10, 2002, as Cavallo Energy Corporation but was merged with a non-operating public shell company, Emission Control Devices, Inc., on May 29, 2002. The merger transaction (the "Transaction") was treated as a recepitalization because just prior to the Transaction , Emission Control Devices, Inc. had no significant assets or liabilities. Emission Control Devices, Inc. adopted a name change to Rocky Mountain Energy Corporation and remains the legal reporting entity. Cavallo Energy Corporation is considered the acquiror in the Transaction for financial reporting purposes and the accompanying financial statements include the historical operations of Cavallo Energy Corporation since its inception.

The legal reporting entity, Rocky Mountain Energy Corporation was originally incorporated in the state of Colorado on May 16, 1985 as Mountain Ashe, Inc. On September 23, 1987 the Company adopted a name change to Holographic Systems, Inc. and re-incorporated in the state of Nevada. On January 22, 2001, the Company's name was again changed to Emission Control Devices, Inc. as part of a recapitalization involving a North Carolina corporation of the same name. Finally, on May 30, 2002, in connection with the Transaction, the Company adopted the name Rocky Mountain Energy Corporation.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of the Company and its predecessor and wholly owned subsidiary, Cavallo Energy Corporation, hereinafter collectively referred to as the "Company". All significant inter-company accounts and transactions are eliminated in consolidation.

Development Stage Enterprise

The Company reports as a development stage enterprise because, since its inception, substantially all efforts by management have been directed in the areas of financial planning, capital raising and identification of oil and gas properties for acquisition.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Currently, these estimates mainly involve the useful lives of property and equipment and the valuation of common stock issued for compensation or other reasons.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies, continued

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States

Oil and Gas Producing Activities

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. The Company capitalized no internal costs in the period ended September 30, 2002. Costs, however, associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Unless a significant portion of the Company's proved reserve quantities are sold (greater than 25 percent), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

The Company will compute the depreciation, depletion and amortization ("DD&A") of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties will be excluded from the amortizable base until evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, will be added to the amortizable base. These future costs, when incurred, will be estimated by engineers employed by the Company.

The Company will limit the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess will be charged to additional DD&A expense.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies, continued

Oil and Gas Producing Activities, continued

Given the volatility of oil and gas prices, it is reasonably possible that estimates of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that a write-down of oil and gas properties would result.

Significant unproved properties will be periodically assessed for possible impairments or reductions in value. If a reduction in value occurs, the impairment will be transferred to proved properties. Unproved properties that are individually insignificant will be amortized over an average holding period.

Other Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years for office furniture and equipment and 5 years for leasehold improvements, transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

Impairment of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, no write-down of the Company's long-lived assets was deemed necessary.

Oil and Gas Revenues

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrues revenue relating to production for which the Company has not received payment. As of September 30, 2002, the Company had not completed the acquisition of any oil and gas properties. Accordingly, no revenue related to oil and gas production has been reported.

Earnings Per Share

SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies, continued

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will account for compensation cost associated with any stock option plans in accordance with APB Opinion No. 25.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

New Accounting Pronouncements

SFAS No. 141 and SFAS No. 142: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position because the company did not complete any business combinations or record any significant intangibles during the period from its inception to September 30, 2002.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company has not entered into any transactions that resulted in the recognition of goodwill and has recognized no other intangibles.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 at May 10, 2002, the inception date of the Company, did not have a material impact on the Company's results of operations or financial position because the Company does not currently have significant long-lived assets.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

1. Organization and Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date; however the impact of its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Because, to date, the Company has issued no employee stock options, the adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial disclosures.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

2. Going Concern Considerations

Since it began operations on May 10, 2002, the Company suffered a significant loss from operations and has been dependent on stockholders and new investors to provide the cash resources to sustain its operations. The capital required during the start-up phase of operations has caused the Company to become delinquent in the payment of payroll and in the remittance of payroll taxes. The Company's liquidity problems were heightened when a loan agreement with a subsidiary of Marathon Holding Corporation (the "Marathon Agreement"), that required a $100,000 up front fee, turned out to be an effort by Marathon and certain officers and associates of Marathon to defraud the Company (See Notes 6 and 11). The effects of the Marathon Agreement extended beyond the up front fees and origination costs to the unraveling of certain planned acquisitions (See Note 2). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its liquidity problems is based on direct sales of its common stock or use of its common stock to collateralize working capital loans and to complete certain planned acquisitions that management believes will produce cash flows from operations, such as the United States Oil Company coal gas project acquisition (See Note 17). There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

* The Company's ability to obtain adequate sources of outside financing to fund near-term development stage operations, satisfy past due payroll liabilities and pay delinquent federal withholding liabilities.

* The Company's ability to acquire and produce from economically viable oil and gas reserves.

* The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3. Unsuccessful Acquisitions

During the period from inception, May, 10, 2002, to September 30, 2002, the Company entered into two significant acquisition agreements that never closed because the terms of escrow could not be met by the Company. Both acquisitions were dependent on funding that was to be provided under the Marathon Agreement (See Note 10) and Marathon's failure to provide funding caused the acquisitions to fail. A summary of the two failed acquisitions and the costs associated with those transactions follows:

Assets of B, C & D Oil and Gas ("B, C & D") This proposed acquisition of the assets of B, C & D was for a purchase price of $2,500,000 in cash and 2,000,000 shares of the Company's common stock.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

3. Unsuccessful Acquisitions

Certain assets of Regent Energy Corporation ("Regent") - This proposed acquisition was ultimately to result in the Company acquiring 95% of Regent's interest in certain proved and proved producing oil and gas properties for $5,500,000. Regent is a related party to the Company based on a .43% ownership interest in Regent by the Company's board chairman and a 13.61% ownership interest by the Company's president.

The Company incurred direct costs totaling $82,874 in connection with the unsuccessful B, C & D and Regent acquisitions. These costs are presented as loss from unsuccessful acquisitions in the accompanying statement of operations.

4. Book Overdraft

At September 30, 2002, the Company was in an overdraft position in each of its bank accounts. This overdraft was satisfied subsequent to September 30, 2002 by additional loans from stockholders.

5. Lease Deposit

Lease deposit at September 30, 2002 consists of an advanced payment of the last months rent on the operating lease for the Company's office space (See Note 10) of $4,225. This deposit will be applied at the end of lease terms or returned upon expiration of the related leases.

6. Notes Payable

Note payable at September 30, 2002 consists of a $100,000 promissory note payable to Mathers Associates (the "Mathers Note"). This note bears interest of 12% per year and is due November 19, 2002. This note is collateralized by the personal guarantee of the Company's Chief Executive Officer.

Upon maturity, the Company was unable to repay the Mathers Note and received a 90-day extension. The interest rate was adjusted to 18% per year during the extension period as provided in the note agreement.

In June 2002, the Company signed a $40,000,000 loan agreement with Marathon Holding Corporation and its subsidiary, Marathon Corporation USA (the "Marathon Note"). In connection with the signing of the Marathon Note, the Company paid $100,000 of "loan costs" and issued 20,000,000 shares of its common stock into escrow. Of the 20,000,000 shares of common stock placed in escrow, 8,000,000 were improperly released to various parties to the Marathon Note. The Marathon Note was subsequently determined to be fraudulent and the Company is seeking to recover the loan costs it paid and common stock that were improperly released from escrow. To date the Company has recovered only 17,900,000 of the 20,000,000 shares of common stock originally placed in escrow and has recognized a $210,000 loss on the remaining shares not recovered. The $100,000 of loan costs and the $210,000 charge for shares of common stock not recovered from escrow are presented as loss from unfunded loan agreement in the accompanying statement of operations.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

7. Notes Payable to Stockholders

Notes payable to stockholders at September 30, 2002 consist of non-interest bearing cash advances received by the Company under verbal agreements. These advances, which are due upon demand, were obtained to allow the Company to pay certain operating expenses. Interest expense has been calculated in the accompanying financial statements using an 8% annual rate and included as an adjustment to additional paid in capital of $500. Following is a list of stockholder advances at September 30, 2002:

Sanford I. Feld	$ 8,442
W. Roderick Johnson	4,647
Al Zelinsky	18,400
John N. Ehrman	3,642
__________
$ 35,131
=========

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2002, consist of the following:

Trade accounts payable	$ 99,166
Interest payable	4,218
Salaries and wages payable	121,082
Payroll tax liability	66,043
Escrow liability for pending sale	25,000
__________
$ 315,509
=========

The payroll tax liability of $66,043 consists of un-remitted taxes withheld from employee's checks of $32,874, estimated penalties on un-remitted taxes of $31,715, and other taxes on accrued salaries and wages of $1,454.

The escrow liability for pending sale arose in connection with the failed Regent acquisition (See Note 2). In anticipation of completing the Regent acquisition, based on a need to generate working capital, the Company pre-sold certain assets to be acquired in the acquisition and accepted a deposit of $25,000. When the Regent acquisition fell through, the Company was unable to deliver the pre-sold assets and has recognized a liability for the cash deposit that it received.

9. Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $632,000 which expire in the tax year ending September 30, 2022. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

9. Income Taxes, continued

Deferred tax assets and the related tax effects at September 30, 2002 are as follows:

Net operating losses	$ 151,143
Accrued salaries and wages not deductible until paid	63,622
__________
Total deferred tax assets	214,765
Less valuation allowance	(214,765)
__________
Net deferred tax asset	$ -
=========

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the United States Federal statutory rate of 34% were applied to pre-tax loss for the period ended September 30, 2002 is as follows:

Benefit for income tax at federal statutory rate	$ (365,415)	(34.0%)
Non-deductible expenses	150,650	14.0
Increase in valuation allowance	214,765	20.0
	__________	__________
	$ -	- %
	=========	=========

10. Commitments

Lease Commitments

The Company acquired certain office equipment under lease agreements accounted for as capital leases. The Company's capital lease obligations are for original terms of three to five years and are guaranteed by certain stockholders/officers of the Company.

The Company leases office facilities under a three-year operating lease that expires at the end of May 2005 and includes lease payments of $4,225 per month. The lease agreement includes a provision for increases in base rent if certain operating costs of the landlord increase, but does not include renewal options. Rent expense recognized under operating leases was $21,827 during the period from inception to September 30, 2002.

Minimum annual lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to September 30, 2002 are as follows:

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

10. Commitments, continued

Year Ended	Capital Leases	Office Operating Lease	Total
September 30,
2003	$ 23,986	$ 50,694	$ 68,679
2004	17,985	50,694	68,679
2005	12,441	33,796	46,237
2006	4,680	-	4,680
2007	2,730	-	2,730
	__________	__________	__________
Total minimum leases	61,822	$ 135,184	$ 263,591
Less amount representing interest	(9,708)	=========	=========
	__________
Present value of minimum lease payments	$ 52,114
	=========

The Company has not made the contractual payments required by its capital lease agreements nor the up-front deposit of $1,881 required by one of the leases. Accordingly, all capital lease obligations have been presented as current liabilities at September 30, 2002.

Internet Access Agreement

Effective July 1, 2002, the Company entered into a high speed internet access agreement that requires monthly service payments of $1,100 with a three year term. An analysis of total annual service fees due under this agreement is shown on the following page. The Company recognized service expense of $3,300 under the internet access agreement during the period from inception, May 10, 2002, to September 30, 2002.

Employment Agreement

The Company has entered into employment agreements with its Board Chairman, its Chief Executive Officer and its Chief Financial Officer. A summary of the terms of these agreements follows and an analysis of future annual salaries commitments due under the agreements is shown below.

Officer	Term	Annual Salary	Expiration Date	Incentive Compensation
Chairman of the Board	8 years	$ 60,000	August 2010	3.0% EBITDA
Chief Executive Officer	8 years	$200,000	August 2010	3.0% EBITDA
Chief Financial Officer	5 years	$150,000	May 2007	1.5% EBITDA

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

10. Commitments, continued

Each of the agreements provides for a participation in the Company's annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). During the period from inception, May 10, 2002, to September 30, 2002, the Company recognized compensation expense of approximately $102,000 under these employment agreements and additional officer compensation of $46,734 for the period not covered by the employment agreements (See Note 11).

Following is a summary of minimum annual payments due under the internet access and employment agreements over the next five years and years and in the aggregate:

Year Ended	Internet Access	Employment Agreements	Total
September 30,
2003	$ 13,200	$ 410,000	$ 423,200
2004	13,200	410,000	423,200
2005	9,900	410,000	419,900
2006	-	410,000	410,000
2007	-	353,125	353,125
Thereafter	-	1,246,875	1,246,875
	__________	__________	__________
Total minimum payments	$ 36,300	$2,830,000	$2,866,300
	=========	=========	=========

11. Legal Proceedings

The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. To date, no legal proceedings have been initiated against the Company as a defendant. Following is a summary of actions in which the Company is involved as Plaintiff:

Rocky Mountain Energy Corporation vs. Salvatore Russo et al

On October 23, 2002 the Company, as plaintiff, filed a suit against Salvatore Russo; SOS Resource Services, Inc. a New York corporation; Consolidated American Finance Services Group LLC; Consolidated American Energy Resources, Inc.; George Melina; Regent Consulting and EuroPacific Asset Management Corporation; Horst Danning; Ron Brooks dba Marathon Corporation jointly as the "Defendants".

The Company represented to Defendants Russo, Melina, Danning and Brooks that it was looking to make acquisitions of oil and gas properties and companies and was in the need of financing in order to accomplish said acquisitions. Each of the four Defendants represented to the Company that Defendant Brooks ostensibly controlled, (Marathon Corporation had $1.5 billion in assets), a credit line of over $600 million, and that it would agree to give the Company a line of credit in the amount of $40 million in exchange for 20,000,000 shares of the Company's common stock to with rights of registration. Brooks also stated that in order to obtain the financing, the Company would have to put up $100,000 for various fees up front.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

11. Legal Proceedings, continued

In response to the Company's request for credit references and documentation, Defendant Brooks, on or about May 23, 2002, delivered to Rocky documents ostensibly from Ernst and Young and from Union Bank of Switzerland which appeared to be authentic, but which were determined to be fake and fraudulent several months later, as well as a Credit Agreement, ostensibly for the granting of credit of $40,000,000 to the Compant by Marathon Corporation.

After reviewing the documentation, the Credit Agreement was signed on behalf of the Company who then wired $100,000 at Defendant Brooks direction. Of this $100,000, it was later discovered that Defendant Russo received at least $12,500; Defendant Melina received at least $12,500 and Defendant Danning received at least $25,000.

As a result of the representations made and the Credit Agreement, the Company attempted to proceed with acquisitions of B,C&D properties from the credit line. Along this line, a check was issued by Marathon Corporation and signed by Defendant Brooks for $3,000,000 to fund this acquisition. On approximately August 7, 2002, the check was returned for non-sufficient funds. Prior to the return of the $3,000,000 check, Defendants Russo, Melina, and Brooks acquired a total of 8,000,000 shares of Rocky common stock from existing shareholders, which shares were escrowed with and through an attorney, Jim K. Choate, who was introduced to Rocky by Defendant Russo. In late August, the Company determined that the $3,000,000 check as well as the $40,000,000 Credit Agreement were a fraud and demanded that any stock in the hands of Defendants Russo, Melina and/or Brooks be returned.

The claims of Credit Agreements, and other funding have proved to be fraudulent, the Company is demanding return of the $100,000 initial amount paid to Ron Brooks for the Marathon Corporation line of credit and the 9,000,000 shares of stock issued by the Company.

On November 22, 2002, the Company reached agreement on recovery of 5,900,000 disputed shares with Defendants Sal Russo, SOS Resources, George Melina, Consolidated American Energy Resources Inc., Regent Consulting and Consolidated American Finance Services Group LLC. These parties mutually released each other from any future liability.

The Company will continue its suit against Brooks, Marathon Corporation (no relation to Marathon Oil Company or subsidiary of USX) and Danning for the balance of the relief sought. Russo, on behalf of SOS Resources and Regent Consulting, as well as Melina for Consolidated American Companies are joining the Company in the suit remaining against Defendant Brooks, Marathon Corporation and Danning, and give their support to the decision to continue the action against them. The Company cannot predict the outcome of this legal actions

Rocky Mountain Energy Corporation and John N. Ehrman vs. Clyde Vanderbrouk and Daniel Silverman

On September 16, 2002, in the District Court of Harris County, Texas 190 Judicial District. The Company and John N. Ehrman filed suit as plaintiff against Clyde Vanderbrouk and Daniel Silverman, defendants.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

11. Legal Proceedings, continued

The Company and its Chief Executive Officer, John N. Ehrman ("Ehrman") charge that Defendants Vanderbrouk and Silverman, both of which were officers of Regent Energy Corporation when Ehrman was the President and CEO of the same, engaged in actions that were damaging to the Plaintiffs. The Plaintiffs believe that Defendant Vanderbrouk sent out anonymous letters to creditors of Regent stating that they would not be repaid money owed them by Regent, thus violating fiduciary duty as an officer of Regent. The Plaintiffs further charge that Silverman was befriended by Vanderbrouk who joined him in activities designed to damage Regent. The Plaintiffs believe that Silverman continued to feed confidential information to Vanderbrouk who would use the information to harm the reputation and financial position of Regent.

In May of 2002, Ehrman left Regent and began his current position at the Company. As the Company's business developed, press releases were being made concerning signing a line of credit with Marathon Corporation, followed by the planned B, C & D acquisition. The Plaintiffs believe that Defendants Silverman and Vanderbrouk made public statements on the Internet that the above mentioned transactions did not occur and urged investors to short the Company's common stock, thereby harming the Company. The Defendants also alleged that Ehrman was involved in a "pump and dump" scheme. The Plaintiffs' position is that this allegation is meritless, since Ehrman is subject to SEC rules restricting his ability to sell unregistered shares. Nevertheless, resulting from the assertions of Silverman and Vanderbrouk, the Plaintiffs believe a massive short play was mounted, damaging the value of the Company's stock.

The Company is seeking relief as follows: (1) judgments against both Defendants jointly and severally for damages to the Company in an amount in jurisdictional limits of the Court; (2) exemplary damages as determined by the trier of the fact, together with interest at the legal rate from date of judgment until paid; (3) costs of court and interest on such judgment until paid; (4) such other and further relief to which Plaintiff may be justly entitled; and (5) permanent injunctive relief to stop the offensive behavior. The Company cannot predict the outcome of this legal action.

12. Stockholders' Equity

Reverse Stock Split

Effective May 29, 2002, The Company's board of directors approved a 1 for 1,000 reverse stock split, with a provision that no stockholder be adjusted below 100 shares. This reverse stock split has been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse split have been restated to reflect the stock split on a retroactive basis.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

12. Stockholders' Equity, continued

Stock Issued for Consulting Services

On June 11, 2002, the Company entered into various consulting agreements for brokerage support, marketing advisory services, legal services, corporate general counsel advice and insurance brokerage and rate review services. In exchange for services to be provided, the consultants received a cumulative total of 390,000 restricted common shares, valued at $0.10 per share, or $39,000 total. The fees related to these service contracts will be recognized over the three-year term of the agreements. Through September 30, 2002, the Company has recognized $4,333 of consulting expense with the remaining $34,667 of deferred compensation reflected as a reduction to stockholders' equity at September 30, 2002. The shares issued are restricted pursuant to Rule 144 and all shares are held in escrow until services have been performed.

Stock Provided for the Marathon Line of Credit

On June 20, 2002, the Company entered into an agreement with Marathon Corporation USA for a $40,000,000 line of credit. This credit line was to be used for the acquisition and development of oil and gas properties. The agreement, which the Company ultimately found to be fraudulent, required the Company to pay a $100,000 commitment fee and to provide 20,000,000 shares of common stock to Marathon. These shares were to be held in escrow pending Marathon funding the projects presented by the Company. The funding never occurred; however, certain of the escrowed shares were improperly released, resulting in only 17,900,000 shares being recovered. The 17,900,000 shares from the Marathon agreement, along with 15,335,688 other shares issued to escrow, make up the difference between issued and outstanding shares at September 30, 2002.

Salaries to Stockholders

The Company's board chairman and chief executive officer, both shareholders of the Company, agreed to serve without salary during the period from inception, May 10, 2002, to July 31, 2002. Accordingly, salaries pertaining to that period have been recorded using the salaries specified in their employment agreements and recorded as an increase to additional paid-in capital totaling $46,734.

13. Company Stock Plan

The Company enacted a Company Stock Plan (the "Plan") on June 11, 2002 pursuant to Section 422 of the Internal Revenue Code, to provide an incentive for employees and/or consultants to the company for current and future services. The Plan includes provisions that, among other things, provide that: (1) stock awarded thereunder vests over twelve months beginning July 1, 2002; (2) vesting is prorated for employment of less than one year; (3) only those consultants or employees who are continuously engaged by the company for a period of not less than one year are eligible to participate; and (4) upon termination of a consultant or employee, the company has the right (but not the obligation) to repurchase the stock at the then market value of the stock.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

13. Company Stock Plan, continued

On June 11, 2002 the company filed an S-8 Registration Statement and issued into escrow 2,500,000 shares attributable to the Plan that will be issued to nine employees in the form of performance awards. The awards are to be earned over a one-year period beginning July 1, 2002. The $250,000 cost associated with the awards is being amortized into earnings over a one-year period beginning July 1, 2002. Through September 30, 2002, $62,500 of expense has been recognized related to awards under the Plan and the $187,500 balance of deferred compensation has been reflected as a reduction to stockholders equity.

Common Stock Held in Escrow

In connection with the Marathon Agreement and the failed acquisition of Regent, the Company issued a total of 22,000,000 shares of common stock, of which 17,900,000 shares were recovered and are now held by an attorney.

14. Subsequent Events

Acquisition of United States Oil Company Properties

On November 1, 2002, the Company took steps to acquire the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Company ("U.S. Oil") for a total purchase price of $2,900,000. This acquisition, when completed, will provide the Company with the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. The terms of the transaction are $200,000 in cash on or before November 15, 2002 and a convertible note bearing interest at 2% per year for the remaining $2,700,000. Interest is payable quarterly on the conventional note and the note cannot be converted during the first twelve months. During the remaining term, the note can be converted to Company common stock at the prevailing stock price. The Company, at its option, may force conversion when the share price averages $1.50 per share for 60 days or longer. The Company was unable to make the required cash down payment by November 15, 2002, but subsequently made a $30,000 cash payment and received an extension of the remaining $170,000 balance from U.S. Oil until January 15, 2003. The transaction to acquire U.S. Oil is a related party transaction since Steve Lieberman, the President of U.S. Oil is also a director of the Company.

H & N LLC

On December 1, 2002, the Company acquired H & N LLC's interest in Stratus Energy, LLC, a limited liability corporation organized pursuant to the laws of the state of Arkansas. The properties acquired in this transaction consist of 16,438 acres in Las Animas County, Colorado and Colifax County, New Mexico in the Raton Basin. The properties comprise the Trinidad Coal Bed Methane project. The purchase price was 1,000,000 shares of the Company's common stock which was valued at approximately $150,000 at the time of the transaction.

ROCKY MOUNTAIN ENERGY CORPORATION

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

14. Subsequent Events, continued

Residential Resources Financial Services

On November 12, 2002, the Company executed an financing arrangement with Residential Resources Financial Services ("Residential"), an investment banking firm, to provide up to $100 million of acquisition and development financing for proved oil and gas projects. The funding will be secured by, among other things, any proved oil and gas reserves the Company purchases using proceeds received under the agreement. A commitment fee of $50,000 was paid to Residential Resources in connection with the execution of the financing arrangement with Residential.

Any projects funded under this financing arrangement will be subject to due diligence by Residential. Debt financing obtained will be at market rates at the time bonds are issued. Management believes that any transactions funded by Residential will take approximately four months to close. However, no assurances can be made as to when or if any project will close.

International Mercantile Holding Group, Inc. Credit Facility

On January 7, 2003, the Company signed a Loan Agreement with International Mercantile Holding Group, Inc., a New York Corporation wherein the Company will borrow approximately $90,000 from IMHG. The $90,000 loan is a first draw under a $3,000,000 credit facility. This loan bears interest at the prime rate, currently 4.25%, with interest paid semi-annually beginning July 1, 2003. The principal is due on December 30, 2005. The first draw under this agreement is secured with 2 million shares of the Company's common stock, which will be returned to the Company upon payment of the note.

15. Supplemental Disclosure of Cash Flow Information

Cash Paid for Interest Expense and Income Taxes

During the period from inception, May 10, 2002, to September 30, 2002, the Company made no cash payments of interest expense or income taxes.

Non-Cash Investing and Financing Activities

During the period from inception, May 10, 2002, to September 30, 2002, the Company acquired office equipment under capital lease obligations of $52,114.