Form 10KSB/A
period 2002-09-30
ROCKY MOUNTAIN ENERGY CORP
filed 2003-01-15
CIK 1114977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-KSB/A

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

January 10, 2003

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

__________
Costs and expenses:
General and administrative	$ 519,584
Depreciation and amortization	3,677
Loss from unsuccessful acquisitions	82,875
Loss from unfunded loan agreement	310,000
Recapitalization costs	153,897
Interest expense	4,718
__________
Net loss	$ (1,074,752)
=========
Basic and diluted net loss per common share	$ (0.05)
=========
Weighted average common shares	23,649,373
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