Form 10KSB/A
period 2002-09-30
ROCKY MOUNTAIN ENERGY CORP
filed 2003-01-21
CIK 1114977

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-KSB/A2

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

ACQUISITIONS

Horseshoe Gallup/Northeast Hogback and B, C & D

In June 2002, the Company had reached agreement to close on two different properties as reported in the Report 10-Q. These properties were the Horseshoe Gallup/Northeast Hogback Properties (HGU/NEHB) in the Four Corners Area of New Mexico and the B, C & D Properties in the same area. Terms had been mutually agreed on with both of these acquisitions and all paperwork had been signed by both parties. The Company was awaiting funding from Marathon via the Credit Agreement which was already in place. The Agreement with Marathon subsequently proved to be fraudulent, therefore neither of these acquisitions was consummated with funding. The Company has signed a mutual release regarding the B, C & D properties and has ceased to pursue the acquisition of these properties.

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

United States Oil Co.

On November 1, 2002, Rocky Mountain Energy Corporation took steps to acquire the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Co. (U.S. Oil). This acquisition, if completed according to its terms will result in Rocky Mountain purchasing the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. Net proved reserves to the interest purchased (at a price of $2.9 million) is estimated to be 56.4 billion cubic feet (Bcf) gas. The proved reserves represented by this acquisition are proved undeveloped and development activities must take place in order to generate cash flow to the company. Development funding of $3 million is needed to drill shallow wells at approximately 2,300' to 4,200' in depth. Development will begin with the drilling of a proved undeveloped Almond location (4,200') well in which the Company will also encounter the prolific Lewis sand at 3,500' and coal bed methane formations at shallower depths, around 2,300'. Expected initial flow rate is 1,000 Mcfpd. Reserves are long-term gas reserves with moderate decline curves. There are two wells already drilled which encountered the gas sands mentioned above awaiting completion which will begin immediately.

PROVED RESERVES (000s Omitted)
	BCF	Net Undiscounted.	Net PV10%

Proved Undeveloped	56.4	$100,333	$51,300

The purchase price for U.S. Oil is $2.9 million to be satisfied with a $200,000 short term note due on November 15, 2002, and a convertible note bearing 2% interest per annum for two years for the remaining $2.7 million. Interest is payable quarterly on the convertible note. The convertible note cannot be converted during the first twelve months, but can be converted to Company common stock thereafter through maturity at the then prevailing stock price. The Company, at its option, may force conversion should the share price average $1.50 per share for 60 days or longer. On January 3, 2003, a $30,000 partial payment on the $200,000 note was made. Because of the partial payment, the term of the note has been extended by U. S. Oil Co. to January 15, 2003. The Company is currently raising cash to pay the remaining $170,000 balance of the $200,000 short term-note.

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

CAPITAL RESOURCES

Current Situation

Since it began operations on May 10, 2002 the Company has generated no cash flows from operations. The cash needs are being met by advances from the CEO of the Company and from certain investors. Management anticipates that the cash flow from the properties we are purchasing from United States Oil Company will provide the Company with sufficient cash flows to meet our normal general and administrative expenses and field operating expenses, provided that our development program produces the quantities of gas management anticipates. The Company does not have an ongoing line of credit at this time, and without such can not guarantee that there will be sufficient cash to meet daily ongoing needs. We are counting on cash flow from operations and/or a future credit line to satisfy our cash flow needs.

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

Short Term Note with Mathers Associates

On July 2, 2002, the Company entered into a 90-day note at 12% interest for the sum of $100,000. The note is due and payable on October 2, 2002. Default interest on this note is at a rate of 18%. The note is guaranteed by the Company and personally by the President of the Company. The note has been extended until April 30, 2003 by mutual consent of the parties.

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

Paul Bornstein, CFA

Chairman of the Board since May 10, 2002. From 1999 to present Mr. Bornstein has been an independent financial consultant. Mr. Bornstein has over 16 years of varied investment experience. He served as an Equity Analyst for Merrill Lynch Asset Management from 1996 to 1998, Fleet Investment Advisers from 1994 to 1996, John A. Levin and Company from 1992 to 1994 and as a Portfolio Manager/Analyst at Travelers Investment Management Company from 1986 to 1992. Mr. Bornstein also was an investigative reporter for Forbes Magazine.

Mr. Bornstein has an MBA from Fordham University and a BA from Clark University. Mr. Borstein is also a Chartered Financial Analyst.

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

Michael Pugh

Chief Financial Officer since May 17, 2002. From 1981 to 2000, Mr. Pugh served in various positions with Santa Fe Energy Resources, Inc. From 1993 until March 1996 served as Vice President of Finance of Santa Fe Energy Resources Southeast Asia Companies in Jakarta Indonesia. Upon repatriation to the United States in 1996, Mr. Pugh served as Treasurer for International Operations, Manager of Risk Management, and Administrative Manager for International Operations. Most recently, Mr. Pugh served as Vice President/Chief Financial Officer of Regent Energy Corporation from March 2001 until May 2002.

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

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of oil and gas to customers operating in the United States.

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

Oil and Gas Revenues

Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. As of September 30, 2002, the Company had not completed the acquisition of any oil and gas properties. Accordingly, no revenue related to oil and gas production has been reported.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

14. Subsequent Events, continued

Residential Resources Financial Services

On November 12, 2002, the Company executed a financing arrangement with Residential Resources Financial Services ("Residential"), an investment banking firm, to provide up to $100 million of acquisition and development financing for proved oil and gas projects. The funding will be secured by, among other things, any proved oil and gas reserves the Company purchases using proceeds received under the agreement. A commitment fee of $50,000 was paid to Residential Resources in connection with the execution of the financing arrangement with Residential.

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