Form 10QSB
period 2002-12-31
ROCKY MOUNTAIN ENERGY CORP
filed 2003-02-14
CIK 1114977

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               ___________________

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               __________________

                       FOR QUARTER ENDED DECEMBER 31, 2002
                           COMMISSION FILE NO. 0-30689
                                               -------

                        ROCKY MOUNTAIN ENERGY CORPORATION
               (Exact name of registrant as specified in charter)

          NEVADA                                          90-0031918
--------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
     of incorporation)

333 NORTH SAM HOUSTON PARKWAY E., SUITE 910
HOUSTON, TEXAS                                               77060
--------------------------------------------------------------------------------
(Address of principal                                    (Postal Code)
executive offices)

       Registrant's telephone number, including area code:  (281) 448-6500
                                                            --------------

                         EMISSION CONTROL DEVICES, INC.
                         ------------------------------
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

As of January 31, 2002 there were 61,690,604 shares of the common stock, $0.001
      ----------------            ----------
par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO X
   ---     ---

                        ROCKY MOUNTAIN ENERGY CORPORATION
              (FORMERLY KNOWN AS EMISSIONS CONTROL DEVICES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

FEBRUARY 14, 2003

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        --------

  Item 1.   Financial Statements.............................................  2
  ------


  Item 2.   Management's Discussion and Analysis and Plan of Operation....... 13
  ------

PART II.    OTHER INFORMATION

SIGNATURES................................................................... 23

                        ROCKY MOUNTAIN ENERGY CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2002


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of September 30,
    2002 and December 31, 2002 (Unaudited)                                     4

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended December 31, 2002 and for the
    period from inception, May 10, 2002, to December 31, 2002                  5

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the three months ended December 31, 2002                       6

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended December 31, 2002 and
    for the period from inception, May 10, 2002, to
    December 31, 2002                                                          7

Notes to Unaudited Consolidated Condensed Financial Statements.                8

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
                                   __________


                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                2002            2002
     ASSETS                                                 (UNAUDITED)        (NOTE)
     ------                                                --------------  ---------------
Current assets                                             $           -   $            -
                                                           --------------  ---------------

Property and equipment
  Oil and gas properties                                         175,000                -
  Office furniture and fixtures                                    3,749            3,749
  Office equipment under capital leases                           52,114           52,114
                                                           --------------  ---------------

                                                                 230,863           55,863
  Less accumulated depreciation and amortization                  (7,138)          (3,677)
                                                           --------------  ---------------

    Net property and equipment                                   223,725           52,186

Deferred loan costs                                               19,000                -

Lease deposits                                                     4,225            4,225
                                                           --------------  ---------------

      Total assets                                         $     246,950   $       56,411
                                                           ==============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable                                             $     100,000   $      100,000
  Book overdraft                                                   4,481              445
  Notes payable to stockholders                                  173,231           35,131
  Capital lease obligation                                        52,114           52,114
  Accounts payable and accrued liabilities                       486,772          315,509
                                                           --------------  ---------------

    Total current liabilities                                    816,598          503,199
                                                           --------------  ---------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $.001 par value; 200,000,000 shares
    authorized, 54,989,735 and 57,983,061 issued and
    26,546,323 and 24,747,373 outstanding at December 31,
    2002 and September 30, 2002, respectively                     26,546           24,747
  Additional paid-in capital                                     948,496          725,384
  Unissued common stock                                          100,000          100,000
  Deferred compensation                                         (159,667)        (222,167)
  Losses accumulated in the development stage                 (1,485,023)      (1,074,752)
                                                           --------------  ---------------

      Total stockholders' deficit                               (569,648)        (446,788)
                                                           --------------  ---------------

        Total liabilities and stockholders' deficit        $     246,950   $       56,411
                                                           ==============  ===============

Note:  The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by  generally  accepted  accounting  principles  for  complete  financial  statements.

                   The accompanying notes are an integral part of these
                    unaudited consolidated condensed financial statements.

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND FOR
          THE PERIOD FROM INCEPTION, MAY 10, 2002, TO DECEMBER 31, 2002
                                   __________



                                              THREE MONTHS
                                                 ENDED        INCEPTION TO
                                              DECEMBER 31,    DECEMBER 31,
                                                  2002            2002
                                             --------------  --------------

Costs and expenses:
  General and administrative                 $     401,027   $     920,611
  Depreciation and amortization                      3,461           7,138
  Loss from unsuccessful acquisitions                    -          82,875
  Loss from unfunded loan agreement                      -         310,000
  Recapitalization costs                                 -         153,897
  Interest expense                                   5,783          10,502
                                             --------------  --------------

    Net loss                                 $    (410,271)  $  (1,485,023)
                                             ==============  ==============


Basic and diluted net loss per common share  $       (0.02)
                                             ==============

Weighted average common shares                  25,646,873
                                             ==============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                            ROCKY MOUNTAIN ENERGY CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                                       __________

               Additional      Unissued
                                         COMMON STOCK       PAID-IN    COMMON      DEFERRED     ACCUMULATED
                                      SHARES      AMOUNT    CAPITAL    STOCK     COMPENSATION     DEFICIT       TOTAL
                                    -----------  --------  ---------  --------  --------------  ------------  ----------
Balance at September 30, 2002       24,747,373   $24,747   $725,384   $100,000  $    (222,167)  $(1,074,752)  $(446,788)

Stock issued for services            1,350,000     1,350     46,500          -              -             -      47,850

Acquisition of interest in Stratus
  Energy, LLC                        1,000,000     1,000    174,000          -              -             -     175,000

Ten percent stock dividend to
  Stockholders of record on
  November 27, 2002                  2,322,398     2,322     (2,322)         -              -             -           -

Shares cancelled                    (2,873,398)   (2,873)     2,873          -              -             -           -

Interest on loans from
  stockholders                               -         -      2,061          -              -             -       2,061

Amortization of deferred
  compensation                               -         -          -          -         62,500             -      62,500

Net loss                                     -         -          -          -              -      (410,271)   (410,271)
                                    -----------  --------  ---------  --------  --------------  ------------  ----------

Balance at December 31, 2002        26,546,373   $26,546   $948,496   $100,000  $    (159,667)  $(1,485,023)  $(569,648)
                                    ===========  ========  =========  ========  ==============  ============  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND FOR
          THE PERIOD FROM INCEPTION, MAY 10, 2002, TO DECEMBER 31, 2002
                                   __________



                                                       THREE MONTHS
                                                          ENDED        INCEPTION TO
                                                       DECEMBER 31,    DECEMBER 31,
                                                           2002            2002
                                                      --------------  --------------

Cash flows from operating activities:
  Net loss                                            $    (410,271)  $  (1,485,023)
  Adjustments to reconcile net loss to net cash
    used in operating activities                            291,171       1,267,415
                                                      --------------  --------------

        Net cash required by operating activities          (119,100)       (217,608)
                                                      --------------  --------------

Cash flows from investing activities:
  Purchase of office furniture and fixtures                       -          (3,749)
  Acquisition costs                                               -         (82,874)
                                                      --------------  --------------

        Net cash required by investing activities                 -         (86,623)
                                                      --------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable                                     -         100,000
  Payment of loan costs                                     (19,000)       (119,000)
  Proceeds from notes payable to stockholders               138,100         173,231
  Proceeds from sale of common stock                              -         150,000
                                                      --------------  --------------

        Net cash provided by financing activities           119,100         304,231
                                                      --------------  --------------

Net increase (decrease) in cash and cash equivalents              -               -

Cash and cash equivalents at beginning of year                    -               -
                                                      --------------  --------------

Cash and cash equivalents at end of year              $           -   $           -
                                                      ==============  ==============


Non-Cash Investing and Financing Activities

  Acquired interest in Stratus Energy, LLC in
    exchange for 1,000,000 shares of the Company's
    common stock                                      $     175,000   $     175,000
Acquired office equipment under capital
    lease obligations                                             -          52,114

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND CRITICAL ACCOUNTING POLICIES
     ----------------------------------------------

     ORGANIZATION
     ------------

     Rocky Mountain Energy Corporation (the 'Company") is a corporation in the development stage that was formed to acquire and develop oil and gas properties. The Company was originally incorporated in Texas on May 10, 2002, as Cavallo Energy Corporation but was merged with a non-operating public shell company, Emission Control Devices, Inc., on May 29, 2002. The merger transaction (the "Transaction") was treated as a recepitalization because just prior to the Transaction , Emission Control Devices, Inc. had no significant assets or liabilities. Emission Control Devices, Inc. adopted a name change to Rocky Mountain Energy Corporation and remains the legal reporting entity. Cavallo Energy Corporation is considered the acquiror in the Transaction for financial reporting purposes and the accompanying financial statements include the historical operations of Cavallo Energy Corporation since its inception.

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

     GENERAL
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Rocky Mountain Energy Corporation(the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

     In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim period presented herein is not necessarily indicative of the results to be expected for a full year or any other interim period.

     DEVELOPMENT STAGE ENTERPRISE
     ----------------------------

     The Company reports as a development stage enterprise because, since its inception, substantially all efforts by management have been directed in the areas of financial planning, capital raising and identification of oil and gas properties for acquisition.

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND CRITICAL ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------

     ACCOUNTING  ESTIMATES
     ---------------------

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

     OIL  AND  GAS  PRODUCING  ACTIVITIES
     ------------------------------------

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

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION AND CRITICAL ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------

     OIL  AND  GAS  REVENUES
     -----------------------

     Oil and gas revenues will be recorded under the sales method. Under this method the Company will recognize oil and gas revenues when production occurs and will accrue revenue relating to production for which the Company has not received payment. As of December 31, 2002, the Company had not completed the acquisition of any producing oil and gas properties. Accordingly, no revenue related to oil and gas production has been reported.

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since it began operations on May 10, 2002, the Company suffered a significant loss from operations and has been dependent on stockholders and new investors to provide the cash resources to sustain its operations. The capital required during the start-up phase of operations has caused the Company to become delinquent in the payment of payroll and in the remittance of payroll taxes. The Company's liquidity problems were heightened when a loan agreement with a subsidiary of Marathon Holding Corporation (the "Marathon Agreement"), that required a $100,000 up front fee, turned out to be an effort by Marathon and certain officers and associates of Marathon to defraud the Company. The effects of the Marathon Agreement extended beyond the up front fees and origination costs to the unraveling of certain planned acquisitions. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's strategic plan for dealing with its liquidity problems is based on direct sales of its common stock or use of its common stock to collateralize working capital loans and to complete certain planned acquisitions that management believes will produce cash flows from operations. The Company is also seeking a NASD or American Stock Exchange listed company with which to merge. Management believes that merging with a NASD or American Stock Exchange listed company may improve its ability to obtain sources of financing. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to fund near-term development stage operations, satisfy past due payroll liabilities and pay delinquent federal withholding liabilities.

     - The Company's ability to acquire and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   ACQUISITION  OF  INTEREST  IN  STRATUS  ENERGY,  LLC
     ----------------------------------------------------

     On December 1, 2002, the Company acquired H & N LLC's interest in Stratus Energy, LLC, a limited liability corporation organized pursuant to the laws of the state of Arkansas. The properties acquired in this transaction consist of 16,438 acres in Las Animas County, Colorado and Colifax County, New Mexico in the Raton Basin. The properties comprise the Trinidad Coal Bed Methane project. The purchase price was 1,000,000 shares of the Company's common stock which was valued at $175,000.


4.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $932,000 which expire in the tax year ending September 30, 2022. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the United States Federal statutory rate of 34% were applied to pre-tax loss for the period ended
     September  30,  2002  is  as  follows:

       Benefit for income tax at federal
         statutory rate                              $(139,492)   (34.0%)
       Non-deductible expenses related primarily to
         recapitalization and loan costs                37,519        9.1
       Increase in valuation allowance                 101,973       24.9
                                                     ----------  --------

                                                     $       -         -%
                                                     ==========  ========

5.   LEGAL PROCEEDINGS
     -----------------

     The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. To date, no legal proceedings have been initiated against the Company as a defendant.

6.   SUBSEQUENT EVENTS
     ------------------

     ACQUISITION  OF  UNITED  STATES  OIL  COMPANY  PROPERTIES
     ---------------------------------------------------------

     On November 1, 2002, the Company took steps to acquire the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Company ("U.S. Oil") for a total purchase price of $2,900,000. This acquisition, when completed, will provide the Company with the controlling interest in the coal bed methane gas project in Sweetwater County, Wyoming. The terms of the transaction are $200,000 in cash on or before November 15, 2002 and a convertible note bearing interest at 2% per year for the remaining $2,700,000. Interest is payable quarterly on the conventional note and the note cannot be converted during the first twelve months. During the remaining term, the note can be converted to Company common stock at the prevailing stock price. The Company, at

                        ROCKY MOUNTAIN ENERGY CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


6.   SUBSEQUENT EVENTS, CONTINUED
     ------------------------------

     its option, may force conversion when the share price averages $1.50 per share for 60 days or longer. The Company was unable to make the required cash down payment by November 15, 2002, but has subsequently made $120,000 in cash payments and received extensions for payment of the remaining balance from U.S. Oil until March 13, 2003. The transaction to acquire U.S. Oil is a related party transaction because Steve Lieberman, the President of U.S. Oil is also a director of the Company.

     RESIDENTIAL  RESOURCES  FINANCIAL  SERVICES
     -------------------------------------------

     On November 12, 2002, the Company executed a financing arrangement with Residential Resources Financial Services ("Residential"), an investment banking firm, to provide up to $100 million of acquisition and development financing for proved oil and gas projects. The funding will be secured by, among other things, any proved oil and gas reserves the Company purchases using proceeds received under the agreement. In January 2003, a commitment fee of $50,000 was paid to Residential Resources in connection with the execution of the financing arrangement.

     Any projects funded under this financing arrangement will be subject to due diligence by Residential. Debt financing obtained will be at market rates at the time bonds are issued. Management believes that any transactions funded by Residential will take approximately four months to close. However, no assurances can be made as to when or if any project will close.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

As of the September 30, 2002, the end of the Company's prior fiscal year, the Company had closed no property acquisitions. Accordingly, the Company did not generate any revenues from operations during the period from inception, May 10, 2002, to September 30, 2002. During December 2002, the Company completed the acquisition of an interest in Stratus Energy, LLC and since September 30 2002, the Company has taken steps to close three other acquisitions of properties/companies in the Rocky Mountain region of the United States. The Company must complete funding of a $200,000 short-term note to complete one of these acquisitions. The remaining two potential acquisitions will require that the Company raise and fund $5,500,000. A letter of intent for another acquisition with a purchase price of $8,000,000, for currently producing/cash flowing properties has been signed. The Company believes that it current acquisition prospects will meet the criteria for funding under the Residential Resources Credit Facility, discussed below. The Company is continually searching for properties within the Rocky Mountain region that fit within the operating, technical, and cash flow parameters that we believe will allow us to be successful.


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

Regional Focus.  We seek to acquire proved reserves in the geographic core areas
---------------
in which we maintain operational expertise in the San Juan Basin, New Mexico and Rocky Mountain region. Based on the results of recent activities in the San Juan Basin of New Mexico and in Rocky Mountain region by other participants in the oil and natural gas industry, we believe that sizable unexploited reserves remain in these areas

Property Mix.  We seek to acquire properties that are a combination of producing
-------------
and non-producing assets. We believe that producing properties will provide immediate revenue and cash flow, while non-producing assets will provide future development opportunities and, ultimately, reserves at a reduced cost, because based on the experience of our management, proved undeveloped properties are typically sold at a reduced price compared to producing properties. Additionally, we seek properties that have additional development potential for non-proved reserves, such as probable and possible reserves.

Aggressive  Management  And Exploitation Of Assets.  Our goal is, when possible,
---------------------------------------------------
to act as the "operator" of the properties that we acquire. As operator, we believe that we can most economically direct critical functions in the exploration and production process. These functions include:

     -    determining the area to develop and explore;
     -    managing production;
     -    managing the permitting and optioning process;
     -    determining seismic survey design;
     -    overseeing data acquisition and processing; and
     -    identifying each prospect and drill site.

Technological  Expertise.  We have operational expertise in each geographic core
-------------------------
area in which our recent property acquisitions are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.

Business  Strategy.  Our  business  strategy  is  to acquire oil and natural gas
------------------
properties with existing proved reserves of oil and natural gas and to develop proved undeveloped reserves of oil and natural gas. Key elements of our strategy are:

- Focus on acquiring additional producing oil and gas properties in areas that we have identified in our geographic core areas the San Juan Basin of New Mexico and the Rocky Mountains;

-    Acquire  properties  containing  both  developed  and undeveloped reserves;

-    Aggressively  manage  and  exploit  all  properties  acquired;  and

-    Use  technological  expertise  to  develop  reserves.

- We have operational expertise in each geographic core area in which our properties are located. We will use these skills, together with 3-D seismic data visualization and interpretation techniques, to develop our oil and gas reserves. We expect to add experienced technical personnel to our current team; however, we can give no assurance that such additional personnel will be hired or that it will be on terms satisfactory to us.


ACQUISITIONS AND PROPOSED ACQUISITIONS

UNITED STATES OIL CO.

On November 1, 2002, Rocky Mountain Energy Corporation took steps to acquire the 8,000 acre Ten Mile and Desert Spring Fields in Sweetwater County, Wyoming from United States Oil Co. (U.S. Oil). This acquisition, if completed according to its terms will result in the Company's ownership of a controlling interest in a coal bed methane gas project in Sweetwater County, Wyoming. Net proved reserves to the interest purchased (at a price of $2,900,000) is estimated to be 56.4 billion cubic feet (Bcf) gas. The proved reserves represented by this acquisition are proved undeveloped and development activities must take place in order to generate cash flow to the company. Development funding of $3 million is needed to drill shallow wells at approximately 2,300' to 4,200' in depth. Development will begin with the drilling of a proved undeveloped Almond location (4,200') well in which the Company will also encounter the prolific Lewis sand at 3,500' and coal bed methane formations at shallower depths, around 2,300'. Expected initial flow rate is 1,000 Mcfpd. Reserves are long-term gas reserves with moderate decline curves. There are two wells already drilled which encountered the gas sands mentioned above awaiting completion which will begin immediately.

                                PROVED RESERVES
                                 (000S OMITTED)

                                                        Net
                                        BCF        Undiscounted.    Net PV10%
                                    ------------   ------------   ------------
Proved Undeveloped                          56.4   $    100,333   $    51,300

The purchase price for U.S. Oil is $2,900,000 to be satisfied with a $200,000 short term note due on November 15, 2002, and a convertible note bearing 2% interest per annum for two years for the remaining $2.7 million. Interest is payable quarterly on the convertible note. The convertible note cannot be converted during the first twelve months, but can be converted to Company common stock thereafter through maturity at the then prevailing stock price. The
Company, at its option, may force conversion should the share price averages $1.50 per share for 60 days or longer. In January, partial payments totaling $80,000 have been made on the $200,000 note. Because of the partial payments, the term of the note has been extended by U. S. Oil Co. to April 30, 2003. The Company is currently raising cash to pay the remaining $120,000 balance of the $200,000 short term-note. The lender is withholding the revenues which are due to the Company from November and December 2002 production until the $200,000 note has been paid.

The transaction to acquire U.S. Oil is a related party transaction since Mr. Steve Lieberman, the President of U.S. Oil is also a director of the Company. Mr. Lieberman owns 275,000 shares of the Company's common stock as of December 31, 2002.

H  &  N  LLC

On December 1, 2002, the Company acquired H&N LLC's interest in Stratus Energy, LLC a Limited Liability Corporation organized pursuant to the laws of the state of Arkansas. The properties acquired in this transaction consist of 16,438 acres in Las Animas County, Colorado and Colifax County, New Mexico in the Raton Basin producing area. The properties comprise the Trinidad Coal bed Methane project. The purchase price was 1,000,000 shares of the Company's common stock which was valued at $175,000. The Trinidad project is an ideal acquisition for the Company since it is geographically favorable to the Company's existing properties and within the areas of its expertise. We anticipate that this acquisition will produce significant production income for the year 2003. Additionally, the property itself will be used for development financing. Upon development, this property could produce in excess of $3,000,000 in revenues per month to the Company's interest. Estimated ultimate recoverable reserves for the Trinidad Coal bed Methane Project are 200 Bcf, being 2 Bcf per well for 100 wells drilled on 160 acre spacing. Under the terms of the purchase and sales agreement, the seller has also agreed to provide development capital to produce and maximize cash flow on the properties.

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


HORSESHOE  GALLUP/NORTHEAST  HOGBACK

On January 10, 2003, the Company announced that it had executed a purchase and sale agreement for the purchase of the Horseshoe Gallup and Northeast Hogback Unit, (HGU/NEHU) from Regent Energy Corporation. The acquisition includes approximately 24,000 acres of oil producing property in the San Juan Basin, near Farmington, New Mexico. Current production is approximately 250 barrels of oil per day. These properties have an estimated 10 million barrels of proven reserves of oil, 8.4 million of which is proved undeveloped, at depths from 1,300 feet to 2,300 feet. Some 100 development wells are planned over the next three years which are designed to raise production to 3,000 barrels of oil per day. A reserve report by Ryder Scott & Co., values the reserves at $60 million discounted at the net present value of 10%. The non-discounted value of these reserves is $120 million. These values were derived using a price of $23.50 per barrel, while the current price is over $30 per barrel.

The purchase price for this property is $5.5 million, which is expected to be financed thru the Company's Residential Resources credit line. No share dilution is expected. Closing is scheduled for March 31, 2003. The acquisition price for these reserves is $0.55 per barrel. Development cost are estimated to be $0.75 per barrel provided that the Company can use its own equipment, which it plans to acquire, in lieu of using outside contractors. Therefore, the total acquisition and development cost of $1.30 per barrel make this an attractively priced acquisition for the Company.

In connection with the acquisition of the HGU/NEHU property, the Company has signed a $3.0 million note with Earl Hollingshead, (sole owner of Parawon Operating LLC), in order to purchase the mortgage he has on the HGU/NEHU properties. The term of this note is $300,000 payable on January 15, 2003 and the remainder of $2.7 million due on March 31, 2003, (the closing date for HGU/NEHU). This an interest free note. As of January 30, 2003, the Company has paid $40,000 on this note. The balance of the purchase price will be paid to Regent or to various lien holders on the property.

Regent is a related party in that the Chairman of the Board of the Company is also a Board member of Regent, and the President/CEO of the Company is the former President/CEO of Regent. The Chairman of the company owns 154,328 shares of Regent stock which represents 0.43% of the common stock of Regent, while the President of the Company is one beneficiary of a trust which owns 4,813,112 shares of Regent representing 13.61% of Regent's common shares.

ACQUISITION OF COLORADO PRODUCING OIL AND GAS PROPERTY

On January 30, 2003, the Company announced that it has executed a letter of intent to purchase a producing property located in central Colorado. The field is currently producing and generating approximately $150,000 of revenues per month. This acquisition contains proved reserves net to the Company of an estimated 8.3 billion cubic feet of gas and 455,426 barrels of oil. Production is anticipated to increase almost three fold by performance of behind pipe mechanical operations.

The price of this property is $8 million with an effective date of January 1, 2003, thereby crediting the Company with sales proceeds from that day forward. The price equates to $4.35 per barrel of oil equivalent. Current oil prices are over $30 per barrel. Closing is set for March 31, 2003. The Company expects to utilize the Residential Resources line of credit to fund this acquisition.

MERGER

The Company has decided to pursue a possible merger with a NASDAQ or American Stock Exchange listed company as part of its strategy to maximize shareholder value. The Company has executed an agreement with Stifel to seek a candidate for such a merger. There are no assurances that a suitable candidate will be found or that such a merger would ever take place.


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

INTERNATIONAL  MERCANTILE  HOLDING  GROUP,  INC.  $3  MILLION  CREDIT  FACILITY

In the most recent Form 10-KSB, the Company reported that on January 7, 2003, the Company signed a Loan Agreement with International Mercantile Holding Group, Inc., a New York Corporation wherein the Company would borrow approximately $90,000 from IMHG. The first $90,000 is a first tranch draw-down which can be drawn up to $3 million. Terms of the note are that interest is charged at prime rate, currently 4.25%, with interest paid semi-annually beginning July 1, 2003. The principal is due on December 30, 2005. The note is secured with 2 million shares of RMEC section 144 Restricted stock, which will be returned to the Company upon payment of the note.

However, on January 23, 2003, the Company filed a Form 8-K stating that this agreement has been cancelled and all shares of stock associated with this agreement have been cancelled.

AGREEMENTS  WITH  STIFEL,  NICOLAUS  &  COMPANY

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

On February 13, 2003, the Company executed an agreement with Stifel Nicolaus to locate and advise the Company on merger candidates wherein the Company would merge into a NASDAQ or American Stock Exchange listed company. The Company is actively seeking a candidate for this merger.

COMPANY DECISION TO UTILIZE ASSET BASED FINANCING

On January 22, 2003, the Company announced that the recently announced acquisitions and those in negotiation will be financed by asset-based financing only. The Company is concentrating on acquiring properties with substantial amounts of proved reserves and current production, thus lending itself to asset based financing. Therefore, the Company will not consider either equity offerings or convertible debt offerings at this time. The Company will continue to move forward on acquisition opportunities which have current production with associated high cash flow and we intend to utilize our financing vehicle with Residential Resources to complete these acquisitions. This strategy will result in non-dilution of the stock and provides the investor with the highest return on investment that we can accomplish with our acquisition and development program.


COMPANY BORROWINGS

SHORT  TERM  NOTE  WITH  MATHERS  ASSOCIATES

On July 2, 2002, the Company entered into a 90-day note at 12% interest for the sum of $100,000. The note is due and payable on October 2, 2002. Default interest on this note is at a rate of 18%. The note is guaranteed by the Company and personally by the President of the Company. The note has been extended until April 30, 2003 by mutual consent of the parties. The lender has agreed to take Company stock for the interest due on this note. Approximately 230,000 shares will be issued in this regard.

LONG  TERM AND SHORT TERM NOTES WITH STEVE LIEBERMAN (UNITED STATES OIL COMPANY)

In conjunction with the purchase of the U. S. Oil properties, the company signed two notes with Mr. Steve Lieberman, the President of U. S. Oil.

The first note is a $200,000 note due by the Company as a down payment for the properties. The note was due on January 15, 2003, but has been extended to April 30, 2003. As of January 30, 2003, the Company had paid $80,000 of the amount owed leaving a balance of $120,000 owed to Lieberman. Interest accrues at 18% per annum on this note.

A second note was signed with Mr. Lieberman for the $2.7 million. This represents the balance of the purchase price for the U. S. Oil properties of $2.9 million less the down payment of $200,000 mentioned above. The $2.7 million note has a term of two years beginning November 1, 2003 and provides for interest of 2% per annum payable quarterly.

SHORT TERM NOTE WITH PARAWON LLC (EARL HOLLINGSHEAD)

In connection with the acquisition of the HGU/NEHU property, the Company has signed a $3.0 million note with Earl Hollingshead, (sole owner of Parawon Operating LLC), in order to purchase the mortgage he has on the HGU/NEHU properties. The terms of this note are $300,000 payable on January 15, 2003 and the remainder of $2.7 million due on March 31, 2003, (the closing date for HGU/NEHU). The $300,000 payment date has been extended to March 31, 2003 to coincide with the closing of the property and the financing anticipated to be made by the Residential Resources line of credit of $100 million. This an interest-free note. As of February 13, 2003, the Company has paid $56,000 on
this  note.   The  President  and  CEO  has  personally  guaranteed  this note.






PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1.   The Company is not a defendant in any legal proceeding.

2.   ROCKY MOUNTAIN ENERGY CORPORATION VS. SALVATORE RUSSO ET AL

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

Brooks also stated that in order to obtain the financing, Rocky would have to put up $100,000 for various fees up front.In response to Rocky's request for credit references and documentation, Defendant Brooks, on or about May 23, 2002, delivered to Rocky documents ostensibly from Ernst and Young and from Union Bank of Switzerland which appeared to be authentic, but which were determined to be fake and fraudulent several months later, as well as a Credit Agreement, ostensibly for the granting of credit of $40,000,000 to Rocky by Marathon Corporation.

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

3. ROCKY MOUNTAIN ENERGY CORPORATION AND JOHN N. EHRMAN VS. CLYDE VANDERBROUK AND DANIEL SILVERMAN

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On January 2, 2003, the Company executed an agreement for public relations, comprehensive business consulting and investor awareness programs with Boardwell Financial. The sum of ten million shares of RMEC stock was granted as compensation under the agreement.

The Company likewise executed agreements with Larry Vindman and William Brantley for web site design, implementation and upkeep and other services which involved the payment of 1.5 million shares of RMEC stock.

The Company sold 500,000 freely trading shares to H&N LLC, an accredited investor at $0.12/share. Additionally, the Company sold two separate lots of 400,000 and 500,000 shares respectively to Bordwell Financial at $0.1144/share.

On February 5, 2003, the Company filed a Form S-8 whereby 7.6 million shares of Company stock are to be given to employees and directors as compensation for back wages and to consultants for fees.

On January 17 and January 21, the Company announced that it has cancelled 6,000,000 and 2,450,000 shares respectively, thereby reducing the outstanding share count by 8,540,000 shares of its common stock.

At December 31, 2002, the Company had approximately 2,100 shareholders of record and 54,989,735 shares of its common stock issued and outstanding. Approximately 25 million shares are in the public float.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None of the Company's notes are in default. All notes that have been extended beyond the original term as shown in Part I, Item 2.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of Security Holders since the inception of the Company.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ROCKY MOUNTAIN ENERGY CORPORATION


                                               By       /S/ JOHN N. EHRMAN
                                                  ------------------------------
                                                          John N. Ehrman
                                                          President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

     SIGNATURE                    TITLE                     DATE
     ---------                    -----                     ----

/S/ PAUL BORNSTEIN   Chairman of the Board, Director  February 14, 2003
-------------------
Paul Bornstein

/S/ JOHN N. EHRMAN   President, Chief Executive       February 14, 2003
-------------------  Officer and Director
John N. Ehrman


/S/ STEVE LIEBERMAN  Director                         February 14, 2003
-------------------
Steve Lieberman

/S/ MICHAEL PUGH     Chief Financial Officer          February 14, 2003
-------------------
Michael Pugh

CERTIFICATIONS

                                CEO CERTIFICATION

I,  John N. Ehrman, certify that:

1. I have reviewed this annual report on Form 10-QSB of Rocky Mountain Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003                        By       /S/ JOHN N. EHRMAN
                                                  ------------------------------
                                                          John N. Ehrman
                                                        President and Chief
                                                         Executive Officer

                                CFO CERTIFICATION

I,  Michael  Pugh,  certify  that:

1. I have reviewed this annual report on Form 10-QSB of Rocky Mountain Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003                                 /S/ MICHAEL PUGH
                                                  ------------------------------
                                                           Michael Pugh
                                                      Chief Financial Officer